Form 10-Q
period 2008-06-30
Universal Solar Technology, Inc.
filed 2008-10-30
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000- 1434389

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0768064
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, The People’s Republic of China	519060
(Address of principal executive offices)	(Zip Code)

86-756-8682610
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $0.0001 par value per share	[20,942,408 shares]

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

Item 1. Financial Statements.

 UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	June 30, 2008	December 31, 2007
	Unaudited	Audited

ASSETS

CURRENT ASSETS:
Cash	$234,688	$91,183
Other sundry current assets	6,595	1,779
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$241,283	$92,962

LIABILITIES’ AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$-	$17,500
Stockholder loan	445,061	106,730
TOTAL CURRENT LIABILITIES	445,061	124,230

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value, 90,000,000 shares authorized, June 2008-20,942,408 shares issued and outstanding December 2007-20,000,000 shares issued and outstanding.	2,094	2,000
Additional paid-in capital	144,086	128,757
Deficit accumulated during development stage	(366,988)	(156,911)
Accumulated other comprehensive income	17,030	(5,114)
TOTAL STOCKHOLDERS’ DEFICIENCY	(203,778)	(31,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$241,283	$92,962

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS

	Three Months Ended June 30, 2008	Six Months Ended June 30, 2008	From Inception (July 24, 2007) To June 30, 2008

SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	173,506	204,077	360,988

LOSS BEFORE INTEREST EXPENSE	(173,506)	(204,077)	(360,988)

INTEREST EXPENSE	6,000	6,000	6,000

NET LOSS	$(179,506)	(210,077)	(366,998)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING DURING THE PERIOD	20,942,408	20,646,364	20,335,201

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Six Months Ended June 30, 2008	From Inception (July 24, 2007) to June 30, 2008

OPERATING ACTIVITIES:
Net loss	$(210,077)	$(366,988)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on stockholder loan	6,000	6,000
Stock issued for services	9,423	9,423
Changes in operating assets and liabilities:
Other current assets	(4,817)	(6,595)
Accrued expenses	(17,500)	-
NET CASH USED IN OPERATING ACTIVITIES	(216,971)	(358,160)

FINANCING ACTIVITIES:
Loan from stockholders	338,331	445,061
Sale of common stock	-	130,757
NET CASH PROVIDED BY FINANCING ACTIVITIES	338,331	575,818

EFFECT OF EXCHANGE RATE ON CASH	22,144	17,030

INCREASE IN CASH	143,504	234,688

CASH – BEGINNING OF PERIOD	91,184	-

CASH – END OF PERIOD	$234,688	$234,688

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2008

1	BUSINESS DESCRIPTION

Universal Solar Technology, Inc. (the “Company”) was incorporated in the State of Nevada on July 24, 2007. The Company operates through its wholly-owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and plans to manufacture in the PRC through Nan Yang Kuong U Solar Energy Ltd., a wholly foreign owned enterprise incorporated in the PRC. The Company intends to provide silicon wafers, solar cell, high efficiency solar photovoltaic (“PV”) modules and other PV application products such as solar lighting systems in the European Union, North America, Africa and Asia.

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had negative working capital of $31,268 as of December 31, 2007, we had a deficit accumulated during development stage of $156,911 incurred through  December 31, 2007. As of June 30, 2008 we have negative working capital of $203,778 and a deficit accumulated during development stage of $366,988.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation - Development Stage Company

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period. Actual results could differ from those estimates.

Cash

The Company maintains cash and cash equivalents with financial institutions in the PRC which are not insured or otherwise protected.

Research and development costs

Research and development costs are charged to expenses as incurred.

Currency translation

Since the Company operates solely in the PRC, the Company=s functional currency is the Chinese Yuan (ARMB@). Assets and liabilities are translated into U.S. Dollars at the year end exchange rates and records the related translation adjustments as a component of other comprehensive income (loss). Revenue and expenses are translated using average exchange rates prevailing during the period. Foreign currency transaction gains and losses are included in current operations.

3	STOCKHOLDER LOAN

The amounts due to stockholders are non-interest bearing and due on demand. The Company has imputed interest of approximately $6,000 for the period ended June 30, 2008, which has been recorded as a contribution to capital.

4	RELATED PARTY TRANSACTIONS

The Company’s principal executive office is that of the Company’s chairman. The Company does not pay any rent to the chairman and there is no agreement to pay any rent in the future.

The Company has developed prototype products through the solar department through a related company with no charge.

5	RISK FACTORS

Vulnerability due to Operations in PRC

The Company=s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, there is no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The PRC has adopted currency and capital transfer regulations. These regulations require that the Company complies with complex regulations for the movement of capital. Because most of the Company’s future revenues will be in RMB, any inability to obtain the requisite approvals, or any future restrictions on currency exchanges, will limit the Company’s ability to fund its business activities outside China or to pay dividends to its shareholders.

The Company’s assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed, but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency’s approval and supervision, as well as the foreign exchange control.

Vulnerability due to Operations in PRC - Continued

In addition, the results of business and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on the Company. The Company’s sales and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

Foreign companies conducting operations in the PRC face significant political, economic and legal risks. The Communist regime in the PRC includes a stifling bureaucracy which may hinder Western investment. Any new government regulations or utility policies pertaining to the Company’s PV products may result in significant additional expenses to the Company, Company’s distributors and end users and, as a result, could cause a significant reduction in demand for the Company’s PV products.

6	SUBSEQUENT EVENT

The Company received a Certificate of Approval from the Henan Provincial Government in the PRC for its wholly foreign owned enterprise (“WFOE”), Nanyang Kuong U Solar Energy Ltd. on September 3, 2008 and its WFOE business license on September 8, 2008. In addition, the Company received a foreign exchange certificate for the WFOE on September 3, 2008 from the local branch of the State Administration of Foreign Exchange (“SAFE”), and plans to begin manufacturing operations on or about July 1, 2009.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

Safe Harbor Regarding Forward-Looking Statements

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to future events or our future performance. Actual results may materially differ from those projected in the forward-looking statements as a result of certain risks and uncertainties set forth in this report. Although management believes that the assumptions made and expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual results will not be different from expectations expressed in this report.

Overview

History

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Special Administrative Region of the People's Republic of China (Macau SARC) on May 10, 2007.

We are a development stage company and have not generated or realized any revenues from our business operations.

We have completed the development of our prototype product, and selected Yuemao Laser as the third party manufacturer should we receive orders. We believe the technical aspects of our prototype products are sufficiently developed and are ready to market in the EU and elsewhere.

From now to 90 days from the completion of our offering, we expect to receive test results for our Photovoltaic Modules, GYSP175. We expect to know the results whether or not our product have passed the VDE standard certificates of IEC 61730-1, and 61730-2, and IEC 61215. If we receive the certificates of IEC 61730-1, and 61730-2, and IEC 61215, we would be able to market our Photovoltaic Modules, GYSP175 in Europe. If we fail to receive the certificates, we will continue to improve our prototype products design and re-apply for EU standard certification.

From now to 90 days from the completion of our offering, we plan to set up a Wholly Foreign Owned Enterprises (WFOE) in Nanyang City, Henan Province, China. We plan to manufacturing solar wafers, solar cell and Photovoltaic Modules. We received Certificate of Approval from Henan Provincial government for our WFOE on September 3, 2008 and our WFOE business license on September 8, 2008. In addition, we received foreign exchange certificate for our WFOE on September 3, 2008 from local branch of State Administration of Foreign Exchange (SAFE).
We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and begin our operations in China. Even if we raise the maximum amount of money in our public offering, we do not know how long the money will last, however, we do believe it will last twelve months. We will not begin China operations until we raise money from our public offering.

To meet our need for cash we are attempting to raise money from our public offering. We believe that we will be able to raise enough money through our public offering to begin China operations but we cannot guarantee that once we begin China operations we will stay in business after China operations have commenced. If we are unable to successfully sell our PV modules products internationally, we may quickly use up the proceeds from the minimum amount of money from our public offering and will need to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. If we raise the minimum amount of money from our public offering, we project the funds will last a year but give us with limited funds available to develop our growth strategy. If we raise the maximum amount, we believe the money will last a year and also provide funds for growth strategy. If we raise less than the maximum amount and we need more money we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 12 months. We will not produce any product before we receive down payment from our buyer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to profitably sell our products, to set up our WFOE subsidiary in Nanyang City, Henan province in China, to locate a site to for us enter land use right leasing agreement, and to begin factory constructions after we finish the offering.

We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations in Nanyang City, Henan Province, China. We believe this could take up to 270 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin factory construction in Nanyang City, Henan Province, China until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. If we receive the certificates of IEC 61730-1, and 61730-2, and IEC 61215, we would be able to market our Photovoltaic Modules, GYSP175 to Europe. Before we received such certificates, we plan to market our PV modules and solar lighting systems to Asia and Africa countries. We expect to receive orders from Asia or Africa in the second quarter of 2008.

3. After completing the offering, we will immediately begin to establish our office and in Nanyang City, Henan Province, China and to lease the land for our new manufacturing facilities. We need to begin Nanyang City, China operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire more employees immediately. Our sole officer and director will handle our administrative duties.

4. After our office is established, we intend to enter land leasing agreement with local government in Nanyang City, Henan Province, China. We plan to lease 100 acre land for 50 years lease at costs of $3,714 per acre. Our total estimated costs is $371,428. We are having business discussion with relevant local government authorities regarding to this matter. We plan to build a 5,000 square meters factory space. Our estimated costs for building a new factory is estimated at $85.7 per square meter. Our total estimated costs of the factory is $428,500. We already visited the actual site that the land will be leased and also did evaluation on the factory setup costs accordingly. We will not begin factory construction before we find strategic investors.

5. We already registered a Wholly Foreign Owned Enterprise (WFOE) in Nanyang City, Henan Province in China. We have received approval from all government authorities as of September 30, 2008.

Limited Operating History; Need For Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We are a development stage company and have not generated any revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

To become profitable, we have to sell our products and generate revenue. In addition, because our new WFOE manufacturing setup in China will require additional investment, we are seeking equity financing to provide the capital required to implement our operations in China.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations into China. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

For the six months ended June 30, 2008

Our loss for the six months period ending June 30, 2008 was $210,077. We spent $120,670 on professional fees, $25,557 on salary, $49,874 on business information memorandum, $6,415 on rent and approxmimately $1,561 of miscellanious expenses. In addition, $6,000 of interest expense was imputed on the stockholder loan. We have not started our proposed business operations.

Liquidity and capital resources

As of June 30, 2008, we have not yet generated any revenues from our business operations.

As of June 30, 2008, our total assets were $241,283 and our total liabilities were $445,061. As of June 30, 2008, we had cash of $234,688.

Our operating plan for 2008 is focused on setting up a WFOE operation in Nanyang City, Henan Province, China, and getting approval for EU standard certification in order for us to generate sales in the EU market. We estimate that approximately $150,000 will be required to support this plan for the next 12 months. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

Without additional funding, the company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business and our ability to continue to operate as a going concern.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our investors.

CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported in the financial statements, including the notes thereto, and related disclosures of commitments and contingencies, if any. We consider our critical accounting policies to be those that require the more significant judgments and estimates in the preparation of financial statements, including the following:

Use of estimates. In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, provision for warranty and the estimation on useful lives of property, plant and equipment. Management makes these estimates using the best information available at the time the estimates are made; however, actual results could differ materially from those estimates.

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents and trade receivables. As of June 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the Macau Special Administrative Region of the People's Republic of China (Macau SARC), which management believes are of high credit quality.

Revenue recognition. Revenue is recognized when it is probable that the economic benefits will flow to the Company and when the revenue can be measured reliably, on the following basis:

(i)
revenue from sales of the Company’s products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery and the sales price is fixed or determinable and collection is reasonably assured; and

(ii)	interest income is recognized on an accrual basis.

We have not yet generated any revenue as of June 30, 2008.

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Income Taxes. The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method of SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income. The Company has adopted SFAS 130, “Reporting Comprehensive Income”, which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments.

Foreign currency translation. The functional currency of the Company is RMB. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchanges rates prevailing at the dates of the transaction. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenue and expenses are translated at the average exchange rates and shareholders’ equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income, a component of shareholders’ equity.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

 Item 4T. Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company carried out, under the supervision and with the participation of the Company’s management , including it’s Chief Executive Officer and Chief Financial Officer, an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) in ensuring that information required to be disclosed by the Company in its reports is recorded, processed, summarized and reported within the required time periods. In carrying out that evaluation, management identified a material weakness (as defined in Public Company Accounting Oversight Board Standard No. 2) in our internal control over financial reporting.

The material weakness identified by Management consisted of inadequate staffing and supervision within the bookkeeping and accounting operations of the Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within the Company’s internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews. Accordingly, based on their evaluation of the Company’s disclosure controls and procedures as of June 30, 2008, the Company’s Chief Executive Officer and its Chief Financial Officer have concluded that, as of that date, the Company’s controls and procedures were not effective for the purposes described above. The Company intends to take steps to remediate such procedures as soon as reasonably possible.

There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934) during the period ended June 30, 2008, that has materially affected or is reasonably likely to affect the Company’s internal control over financial reporting.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

An investment in our common stock is speculative and involves an extremely high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this report, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY STAGE COMPANY AND HAVE NO OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

Our company was formed in July 2007, and to date has only 9 months of formation, planning, analysis and testing. In addition, we have no operating history under our proposed business model upon which you can evaluate our business and prospects. To date, we have sent one of our prototype products for testing at a testing facility and are awaiting results from those tests. Initially, we intend to seek EU standard certification of this product and are awaiting the results of that process.

Our lack of operating history may prevent a meaningful evaluation of our business, financial performance and prospects. Subject to successful product testing and receiving a purchase order for such product in the second quarter of 2008, we plan to have our first solar cell manufactured using a third-party manufacturer to produce the product. We have not shipped any number of solar cells and have not recognized any revenues from sales of our solar cells.

There can be no assurance that we will derive significant revenues from products sales.

We are an early stage company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets such as competing technologies, lack of customer acceptance of a new or improved service or product and obsolescence of the technology before it can be fully commercialized. If we are unsuccessful in addressing these risks and uncertainties, our business, results of operations and financial condition will be materially and adversely affected.

Doubts exist about our ability to continue as a going concern.

IF WE DO NOT OBTAIN ADDITIONAL CAPITAL, WE MAY BE UNABLE TO SUSTAIN OUR BUSINESS.

Our operating plan for 2008 is focused on setting up a WFOE operation in Nanyang City, Henan Province, China, and getting approval for EU standard certification in order for us to generate sales in the EU market. We estimate that approximately $150,000 will be required to support this plan for the next 12 months. Since our inception in 2007, we have not received any funds from the issuance of common stock. We are actively seeking additional funding, but to date have not entered into any agreements or other arrangements for such financing. There can be no assurance that the required additional financing will be available on terms favorable to us or at all.

Without additional funding, the company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business and our ability to continue to operate as a going concern. If additional funds are raised through the issuance of equity or convertible debt securities, our then existing shareholders may experience substantial dilution, and such securities may have rights, preferences and privileges senior to those of our common stock.

IF WE NEED ADDITIONAL CAPITAL TO FUND OUR GROWING OPERATIONS, WE MAY NOT BE ABLE TO OBTAIN SUFFICIENT CAPITAL AND MAY BE FORCED TO LIMIT THE SCOPE OF OUR OPERATIONS.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;
•	limit our marketing efforts; and
•	decrease or eliminate capital expenditures.

Such reductions could have a material adverse affect our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving the additional capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

WE MAY HAVE DIFFICULTY RAISING NECESSARY CAPITAL TO FUND OPERATIONS AS A RESULT OF MARKET PRICE VOLATILITY OF OUR SHARES OF COMMON STOCK.

If our business development plans are successful, we may require additional financing to continue to develop and exploit existing and new technologies and to expand into new markets. The exploitation of our technologies may, therefore, be dependent upon our ability to obtain equity financing through debt and equity or other means. In recent years, the securities markets in the United States have experienced a high level of price and volume volatility, and the market price of securities of many companies have experienced wide fluctuations that have not necessarily been related to the operations, performance, underlying asset values or prospects of such companies.

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces over which we will have no control. Such volatility may make it more difficult to find investors willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

WE HAVE INCURRED LOSSES IN CERTAIN PRIOR PERIODS AND MAY INCUR LOSSES IN THE FUTURE.

We incurred net losses of $156,911 for the period from inception (July 24, 2007) to December 31, 2007, and we may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

THERE ARE SIGNIFICANT RISKS IN EXECUTING OUR BUSINESS STRATEGY AND OUR BUSINESS PLANS COULD CHANGE

To execute our business plan, we will need to recruit over 300 employees, secure raw materials from suppliers, set up a manufacturing facility, establish a distribution channel and secure purchase orders from customers. Each of these elements carries substantial risk in our ability to execute on them, including our ability to finance the costs -- estimated at $20 million for the cost to equip a facility to manufacture three product lines -- and our ability to successfully manage the startup. These uncertainties could cause us to significantly change our strategy.

WE WILL HAVE BROAD DISCRETION OVER THE USE OF PROCEEDS FROM OUR PUBLIC OFFERING AND MAY USE THE PROCEEDS IN A MANNER SIGNIFICANTLY DIFFERENT FROM OUR CURRENT PLANS.

While we currently expect to use the net proceeds from our public offering for general corporate purposes, including expenses to set up a Wholly Foreign Owned Foreign Enterprise (WFOE) in Nanyang City, Henan province, China, working capital, application fees to receive EU standard approval, and marketing and sales expenses, we will have broad discretion to adjust the application and allocation of the net proceeds. Our expectations regarding future business needs may prove to be inaccurate. Accordingly, we will retain broad discretion in the allocation of the net proceeds from our public offering, and we reserve the right to change the use of these proceeds as a result of contingencies. The success of our operations is influenced by capital expenditures and working capital allocations and will substantially depend upon our discretion and judgment with respect to the application and allocation of the net proceeds from our public offering.

TO MAXIMIZE OUR POTENTIAL FOR FUTURE GROWTH AND ACHIEVE OUR EXPECTED REVENUES, WE NEED TO MANAGE GROWTH IN OUR CURRENT OPERATIONS.

In order to maximize potential growth, we believe that we must establish our manufacturing and marketing operations. This will place a significant strain on our management and on our operational, accounting, and information systems. We expect that as we grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

WE CANNOT ASSURE YOU THAT OUR ORGANIC GROWTH STRATEGY WILL BE SUCCESSFUL.

One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new markets outside of China. However, many obstacles to entering new markets exist, such as the costs associated with entering into new markets, developing and implementing effective marketing efforts abroad and maintaining attractive foreign exchange ratios. We cannot, therefore, assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy and on our future financial condition, results of operations or cash flows.

WE CANNOT ASSURE YOU THAT OUR ACQUISITION GROWTH STRATEGY WILL BE SUCCESSFUL.

In addition to our organic growth strategy we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines or may execute a potential joint venture or acquisition with a silicon mine or other strategic partner. We may not be able to locate suitable acquisition or joint venture candidates at prices that we successfully consider appropriate. If we do identify an appropriate candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or if the acquisition occurs successfully, integrate the acquired business into our existing business. Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations. The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures. We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates. In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of the People's Republic of China ("PRC"), to the extent applicable. There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

IF WE ARE NOT ABLE TO IMPLEMENT OUR STRATEGIES TO ACHIEVE OUR BUSINESS OBJECTIVES, OUR BUSINESS OPERATIONS AND FINANCIAL PERFORMANCE MAY BE ADVERSELY AFFECTED.

Our business plan and growth strategy is based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development. However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives. If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Wensheng Chen, our Founder and Chairman; Ling Chen, our President; Jun Ren, Vice President - Operations; and Renmin Li, Vice President - Product Development & Research. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. Mr. Wensheng Chen has significant activities outside the company that put demands on his time that could detract from his management of the company’s business.

FAILURE TO ATTRACT AND RETAIN PERSONNEL COULD HAVE AN ADVERSE IMPACT ON OUR OPERATIONS.

Our future success depends on our ability to identify, attract, hire, retain and motivate other well-qualified managerial, technical, sales and marketing personnel. There is intense competition for these individuals, and there can be no assurance that these professionals will be available in the market or that we will be able to meet their compensation requirements.

RISKS RELATED TO OUR BUSINESS

OUR PRODUCTS MUST BE CERTIFIED BY AUTHORITIES IN THE GEOGRAPHIC REGIONS IN WHICH WE INTEND TO SEEK ORDERS

Initially we intend to sell our products in the EU. Achieving EU standard certification is a pre requisite for sales in the EU.

The International Electrotechnical Commission (IEC) is an organization that prepares and publishes International Standards for all electrical, electronic and related technologies — collectively known as "electrotechnology". The IEC also manages conformity assessment schemes that certify that equipment, systems or components conform to its International Standards.

Kuong U is currently applying for these certificates to achieve the EU standard for its Photovoltaic Modules, model GYSP-175. To assist in securing an EU standard, the company is having a prototype product tested by an independent testing facility. On January 14, 2008, Kuong U entered an agreement with Arizona State University. During the agreement, Photovoltaic Testing Laboratory at ASU will conduct Crystalline Silicon Terrestrial Photovoltaic Modules - Design Qualification and Type Approval (IEC 61215) tests and Photovoltaic module safety qualification (IEC 61730-2) tests on Kuong U’s GYSP-175 photovoltaic modules. A total of ten unconditioned production modules and one laminate (frameless modules) were sent to the testing lab to complete the test program. Under the agreement, Kuong U will pay $37,650 to ASU for its services. The agreement period is from January 10, 2008 to December 31, 2008.

One of the few institutes in the EU that conducts test and issues EU standard certifications is the VDE Testing & Certifications Institute in Germany (VDE). If we achieve favorable test results from our ASU testing, the testing lab will transfer a test data report to VDE Testing & Certifications Institute in Germany. VDE is a professional organization of electrical engineers; issues, in collaboration with German Institute for Standardization (DIN), standards for the field of electrical engineering. It also conducts testing and certification under the EU standard (much like UL in the United States). According to http://www.vde.com, The VDE Testing and Certification Institute is accredited on a national and international level for the area of testing and certification of electrotechnical equipment, components and systems. Testing of electrotechnical products is conducted for safety, electromagnetic compatibility and other characteristics. The results of testing are evaluated scientifically and contribute to the development of electrotechnical standards.

Kuong U contacted VDE directly and established an evaluation, to include the construction evaluation requirements and testing services for VDE Certification based on test report from ASU of IEC 61730-1 Photovoltaic module safety qualification Part 1 (IEC 61730-1); 61730-2 module or materials tests, and factory inspection requirement; and IEC61215. Total invoiced fees for VDE certification and testing services are 7,956 EUR

If we receive VDE standard certificates of IEC 61730-1, and 61730-2, and IEC 61215, Kuong U would be able to market and sell its Photovoltaic Modules, GYSP-175, to EU countries. However, there is not guarantee that we will receive VDE standard certificates. Currently our anticipated sales of PV modules and solar lighting systems do not require industry standard approval if sold to region in Africa and Asia. Failure to achieve certification could limit our sales to these regions.

SUPPLIERS ARE CURRENTLY EXPERIENCING AN INDUSTRY-WIDE SHORTAGE OF SILICON INGOTS AND WAFERS. THE PRICES THAT WE WOULD PAY FOR SILICON INGOTS AND WAFERS HAVE INCREASED IN THE PAST AND WE EXPECT PRICES MAY CONTINUE TO INCREASE IN THE FUTURE, WHICH MAY MATERIALLY AND ADVERSELY AFFECT OUR REVENUE GROWTH AND DECREASE PROFIT MARGINS AND PROFITABILITY.

Silicon ingots and wafers are an essential raw material in our production of wafers and PV products. Silicon is created by refining quartz or sand, and is melted and grown into crystalline ingots or other forms. Some of our potential suppliers procure silicon ingots from companies that specialize in ingot growth and then slice these ingots into wafers. We will depend on our suppliers for timely delivery of silicon ingots and wafers in sufficient quantities and satisfactory quality, and any disruption in supplies, including fluctuations in the delivery of supplies or inability to obtain silicon ingots and wafers at an acceptable cost or at all, will materially and adversely affect our business and operations.

There is currently an industry-wide shortage of silicon ingots and silicon wafers, which has resulted in significant price increases. The average prices of silicon ingots and silicon wafers may continue to increase. Moreover, we expect the shortages of silicon ingots and silicon wafers to continue as the solar power industry continues to grow and as additional manufacturing capacity is added. Silicon wafers are also used in the semiconductor industry generally and any increase in demand from that sector will exacerbate the current shortage. The production of silicon ingots and silicon wafers are capital intensive and adding manufacturing capacity requires significant lead time. While we are aware that several new facilities for the manufacture of silicon ingots and silicon wafers are under construction and many existing facilities are expanding their production capacities, we do not believe that the supply shortage will be remedied in the near term. We expect that the demand for silicon ingots and silicon wafers will continue to outstrip supply for the foreseeable future.

Since some suppliers do not themselves manufacture silicon but instead purchase their requirements from other vendors, it is possible that these suppliers will not be able to obtain sufficient silicon to satisfy our requirements. In addition, companies in the PV industry will compete with companies in the semiconductor industry for silicon ingots and wafers, and companies in that sector typically have greater purchasing power and market influence than companies in the PV industry. If we acquire ingots and silicon wafers from suppliers through short-term supply arrangements we would be subject to the risk that our suppliers may cease supplying silicon ingots and silicon wafers to us for any reason, including due to uncertainties in their financial viability. These suppliers could also choose not to honor such contracts. If either of these circumstances occurs, our supply of critical raw materials at reasonable costs and our basic ability to conduct our business could be severely restricted. Moreover, since some of our supply contracts may require prepayment of a substantial portion of the contract price, we may not be able to recover such prepayments and we would suffer loses should such suppliers fail to fulfill their delivery obligations under the contracts. Furthermore, if we do not fix the price for the silicon ingots and silicon wafers under supply contracts, the price we will need to pay may need to be adjusted to reflect the prevailing market price around the time of delivery, which may be higher than we expect. Increases in the prices of silicon ingots and silicon wafers could increase our production costs and may materially and adversely impact our cost of revenue, gross margins and profitability.

There are a limited number of silicon ingot and silicon wafer suppliers, and many of our potential competitors also purchase silicon ingots and silicon wafers from these suppliers. Our potential competitors may have longer and stronger relationships with these suppliers than we do. Our potential competitors may also have in place multi-year supply agreements with these suppliers with longer terms and may be able to obtain silicon ingots and silicon wafers at a lower cost than we do. Moreover, the inability to obtain silicon ingots and silicon wafers at commercially reasonable prices or at all would harm our ability to meet existing and future customer demand for our products, and could cause us to make fewer shipments, lose customers and market share and generate lower than anticipated revenue, thereby materially and adversely affecting our business, financial condition, results of operations and prospects.

IF PV TECHNOLOGY IS NOT SUITABLE FOR WIDESPREAD ADOPTION, OR SUFFICIENT DEMAND FOR PV PRODUCTS DOES NOT DEVELOP OR TAKES LONGER TO DEVELOP THAN WE ANTICIPATED, OUR SALES MAY NOT CONTINUE TO INCREASE OR MAY EVEN DECLINE, AND WE MAY BE UNABLE TO SUSTAIN PROFITABILITY.

The PV market is at a relatively early stage of development and the extent to which PV products will be widely adopted is uncertain. Market data in the PV industry are not as readily available as those in other more established industries where trends can be assessed more reliably from data gathered over a longer period of time. If PV technology proves unsuitable for widespread adoption or if demand for PV products fails to develop sufficiently, we may not be able to grow our business or generate sufficient revenues to achieve profitability. In addition, demand for PV products in our targeted markets, including China, may not develop or may develop to a lesser extent than we anticipated. Many factors may affect the viability of widespread adoption of PV technology and demand for PV products, including:

•	availability of government subsidies and incentives to support the development of the PV industry;

•	cost-effectiveness of PV products compared to conventional and other non-solar energy sources and products;

•	performance and reliability of PV products compared to conventional and other non-solar energy sources and products;

•	success of other alternative energy generation technologies, such as fuel cells, wind power and biomass;

•
fluctuations in economic and market conditions that affect the viability of conventional and non-solar alternative energy sources, such as increases or decreases in the prices of oil, coal, natural gas and other fossil fuels;

•
the cost and availability of credit, loans and other funding mechanisms to finance the installation and maintenance of PV systems. For example, a rise in interest rates would likely render existing financings more expensive and be an obstacle for potential financings that would otherwise spur the growth of the PV industry;

•	capital expenditures by end users of PV products, which tend to decrease when the economy slows down; and

•	deregulation of the electric power industry and broader energy industry.

WE POTENTIALLY FACE INTENSE COMPETITION FROM OTHER COMPANIES PRODUCING SOLAR ENERGY AND OTHER RENEWABLE ENERGY PRODUCTS.

The PV market is intensely competitive and rapidly evolving. According to Photon International’s survey in March 2006, as of the end of 2005, 94 companies in the world produced PV cells and 153 companies produced PV modules. Many of our potential competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to generate sales. Our competitors include PV divisions of large conglomerates such as Royal Sanyo Group and Sharp Corporation, specialized cell manufacturers such as Q-Cells AG, as well as integrated manufacturers of PV products such as Renewable Energy Corporation and SolarWorld AG. Some of our potential competitors have also become vertically integrated, from upstream silicon wafer manufacturing to PV system integration. We expect to compete with future entrants to the PV market that offer new technological solutions. We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells. Many of our potential competitors are developing or currently producing products based on new PV technologies, including thin film, ribbon, sheet and nano technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar to ours. In addition, the entire PV industry also faces competition from conventional and non-solar renewable energy technologies. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

Most of our potential competitors have substantially greater financial, technical, manufacturing and other resources than we do. Greater size in some cases provides them with a competitive advantage with respect to manufacturing costs because of their economies of scale and their ability to purchase raw materials at lower prices. For example, those companies that also manufacture semiconductors may source both semiconductor grade silicon wafers and solar grade silicon wafers from the same supplier. As a result, those companies may have stronger bargaining power with the supplier and have an advantage over us in negotiating favorable pricing, as well as securing silicon ingot and silicon wafer supplies at times of shortages. Many of our potential competitors also have greater brand name recognition, more established distribution networks and larger customer bases. In addition, many of our potential competitors have well-established relationships with our current and potential distributors and have extensive knowledge of our target markets. As a result, they may be able to devote greater resources to the research, development, promotion and sale of their products or respond more quickly to evolving industry standards and changes in market conditions than we can. Our failure to adapt to changing market conditions and to compete successfully with existing or new entrants may materially and adversely affect our financial condition and results of operations. Our failure to develop and introduce new PV products could render our products uncompetitive or obsolete, and reduce our sales and market share.

The PV industry is rapidly evolving and competitive. We will need to invest significant financial resources in research and development to keep pace with technological advances in the PV industry and to effectively compete in the future. However, research and development activities are inherently uncertain, and we might encounter practical difficulties in commercializing our research results. Our significant expenditures on research and development may not reap corresponding benefits. A variety of competing PV technologies that other companies may develop could prove to be more cost-effective and have better performance than our PV products. Therefore, our development efforts may be rendered obsolete by the technological advances of others. Breakthroughs in PV technologies that do not use crystalline silicon could mean that companies such as us that currently rely entirely on crystalline silicon would encounter a sudden, sharp drop in sales. Our failure to develop and introduce new PV products could render our products uncompetitive or obsolete, and result in a decline in our market share.

INTENSE COMPETITION FROM EXISTING AND NEW ENTITIES MAY ADVERSELY AFFECT OUR REVENUES AND PROFITABILITY.

We compete with other companies, many of whom are developing, or can be expected to develop, products similar to ours. Some of our competitors are more established than we are, and have significantly greater financial, technical, marketing and other resources than we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. We intend to create greater brand awareness for our brand name so that we can successfully compete with our competitors. We cannot assure you that we will be able to compete effectively with current or future competitors or that the competitive pressures we face will not harm our business.

OUR DEPENDENCE ON A LIMITED NUMBER OF SUPPLIERS FOR A SUBSTANTIAL PORTION OF SILICON INGOTS AND SILICON WAFERS COULD PREVENT US FROM DELIVERING OUR PRODUCTS IN A TIMELY MANNER TO OUR CUSTOMERS IN THE REQUIRED QUANTITIES, WHICH COULD RESULT IN ORDER CANCELLATIONS, DECREASED REVENUE AND LOSS OF MARKET SHARE.

From company inception to April 30, 2008, we have not purchased any silicon ingots and silicon wafers. We plan to purchase silicon wafer from Suntech Power Holdings Co.(NYSE:STP), Motech Industries, Inc. and JA Solar Holding (NASDAQ: JASO). To develop or secure our relationships with these suppliers, we may extend interest-free loans or make prepayments to them, or grant them warrants or other rights to purchase our ordinary shares, which could increase our costs or expenses. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased revenue and loss of market share. In general, the failure of a supplier to supply materials and components that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. We cannot assure you that we will not experience shortfalls of silicon ingots or silicon wafers from our suppliers in the future or that, in the event of such shortfalls, we will be able to find other silicon ingots and silicon wafers suppliers to satisfy our production needs. Any disruption in the supply of silicon wafers to us may adversely affect our business, financial condition, results of operations and business prospects.

OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR REVENUES.

We plan to sell a substantial portion of our wafers and PV products to a limited number of customers, including distributors, engineering design firms, system integrators, other value-added resellers, as well as integrated manufacturers of PV products. To date, we have not had any customers nor any sales. We plan to conduct our sales to customers typically through non-exclusive, short-term arrangements where the contract prices are typically agreed upon between our customers and us on a quarterly basis, and as such, our actual revenues can vary significantly. We anticipate that our dependence on a limited number of customers would continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

·	reduction, delay or cancellation of orders from one or more significant customers;

·	selection by one or more significant customers of products competitive with ours;

·	loss of one or more significant customers and our failure to identify additional or replacement customers; and

·	failure of any significant customers to make timely payment for our products.

CHANGES TO EXISTING REGULATIONS OVER THE UTILITY SECTOR AND THE PV INDUSTRY MAY PRESENT TECHNICAL, REGULATORY AND ECONOMIC BARRIERS TO THE PURCHASE AND USE OF PV PRODUCTS, WHICH MAY SIGNIFICANTLY REDUCE DEMAND FOR OUR PRODUCTS.

The market for power generation products is heavily influenced by government regulations and policies concerning the electric utility industry, as well as the internal policies of electric utilities companies. These regulations and policies often relate to electricity pricing and technical interconnection of end user-owned power generation. In a number of countries, these regulations and policies are being modified and may continue to be modified. End users’ purchases of alternative energy sources, including PV products, could be deterred by these regulations and policies, which could result in a significant reduction in the potential demand for our PV products. For example, utility companies commonly charge fees to larger, industrial customers for disconnecting from the electricity transmission grid or for having the capacity to use power from the electricity transmission grid for back-up purposes. These fees could increase end users’ costs of using our PV products and make our PV products less desirable, thereby having an adverse effect on our business, prospects, results of operations and financial condition.

We anticipate that our PV products and their installation will be subject to oversight and regulation in accordance with national and local ordinances relating to building codes, safety, environmental protection, utility interconnection and metering and related matters in various countries. It is also burdensome to track the requirements of individual localities and design equipment to comply with the varying standards. Any new government regulations or utility policies pertaining to our PV products may result in significant additional expenses to us, our distributors and end users and, as a result, could cause a significant reduction in demand for our PV products.

THE REDUCTION OR ELIMINATION OF GOVERNMENT SUBSIDIES AND ECONOMIC INCENTIVES FOR ON-GRID SOLAR ENERGY APPLICATIONS COULD CAUSE DEMAND FOR OUR PRODUCTS AND OUR REVENUES TO DECLINE.

Almost all of our solar cells sold are eventually utilized in the on-grid market, where the solar power systems are connected to the utility grid and generate electricity to feed into the grid. We believe that the near-term growth of the market for on-grid applications depends in large part on the availability and size of government subsidies and economic incentives. The reduction or elimination of subsidies and economic incentives may adversely affect the growth of this market or result in increased price competition, either of which could cause our revenues to decline.

Today, when upfront system costs are factored into cost per kilowatt, the cost of solar power substantially exceeds the cost of power furnished by the electric utility grid in many locations. As a result, national and local governmental bodies in many countries, most notably in Germany, Spain, Italy, the United States and China, have provided subsidies and economic incentives in the form of feed-in tariffs, rebates, tax credits and other incentives to distributors, system integrators and manufacturers of solar power products to promote the use of solar energy in on-grid applications and to reduce dependence on other forms of energy. These government economic incentives could potentially be reduced or eliminated altogether. For example, Germany has been a strong supporter of solar power products and systems, and is a significant market for our customers that engage in solar module and system integration businesses. Utilities in Germany are generally obligated to purchase electricity generated from grid-connected solar power systems at defined feed-in tariff rates, which will decline over time according to a predetermined schedule. Specifically, German subsidies decline at a rate of 5.0% to 6.5% per year for systems installed after 2006 based on the type and size of the solar power systems, and discussions are currently underway about amending the incentives for solar power systems under the German Renewable Energy Law. Any political or market changes in Germany could result in significant reductions or eliminations of subsidies or economic incentives, such as a more accelerated reduction of feed-in tariffs than as planned according to the current schedule. The solar power industry is currently moving towards the economies of scale necessary for solar power to become cost-effective in a non-subsidized market. Reductions in, or eliminations of, subsidies and economic incentives for on-grid solar energy applications could result in decreased demand for our products and cause our revenues to decline.

WE MAY INCUR SIGNIFICANT COSTS TO ENSURE COMPLIANCE WITH U.S. CORPORATE GOVERNANCE AND ACCOUNTING REQUIREMENTS.

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements, including requirements under the Sarbanes-Oxley Act of 2002 and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

PROBLEMS WITH PRODUCT QUALITY OR PRODUCT PERFORMANCE MAY CAUSE US TO INCUR WARRANTY EXPENSES, DAMAGE OUR MARKET REPUTATION AND PREVENT US FROM ACHIEVING INCREASED SALES AND MARKET SHARE.

The PV modules we plan to sell are typically sold with a 20 year warranty and 1-year warranty for defects in materials and workmanship, respectively. The PV modules may also contain a 10 year and 20 year warranty against declines of more than 8.0% and 10.0% of initial power generation capacity, respectively. As a result of these warranties, we would bear the risk of extensive warranty claims long after we have sold our products and recognized revenues. We have not retained any third party insurance to cover certain warranty-related claims on our products. We have not sold any PV modules since inception, and accordingly none of our PV modules has been in use for more than five years. Because our products have not been in use, we cannot assure you that our assumptions regarding the durability and reliability of our products are reasonable. Our warranty provisions in future may be inadequate, and we may have to incur substantial expense to repair or replace defective products in the future. Furthermore, widespread product failures may damage our market reputation and cause our sales to decline.

WE HAVE LIMITED INSURANCE COVERAGE AND MAY INCUR LOSSES RESULTING FROM PRODUCT LIABILITY CLAIMS OR BUSINESS INTERRUPTIONS.

If we secure any PV product sales, we would be exposed to risks associated with product liability claims in the event that the use of the PV products sold results in injury. Since our proposed products are electricity producing devices, it is possible that users could be injured or killed by the products, whether by product malfunctions, defects, improper installation or other causes. We have not sold any products and, due to limited historical experience, we are unable to predict whether product liability claims will be brought against us in the future or the effect of any resulting adverse publicity on our business. Moreover, we may have only limited product liability insurance and may not have adequate resources to satisfy a judgment in the event of a successful claim against us. The successful assertion of product liability claims against us could result in potentially significant monetary damages and require us to make significant payments. In addition, as the insurance industry in China is still in an early stage of development, business interruption insurance available in China offers limited coverage compared to that offered in many other countries.

LEGISLATIVE AND REGULATORY ACTIONS AND POTENTIAL NEW ACCOUNTING PRONOUNCEMENTS, INCLUDING SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002, ARE LIKELY TO IMPACT OUR FUTURE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

There have been certain regulatory changes, including the Sarbanes-Oxley Act of 2002, and there may potentially be new accounting pronouncements or additional regulatory changes, which will have an impact on our future financial condition and results of operations. The Sarbanes-Oxley Act of 2002 and other rule changes as well as proposed legislative initiatives will increase our general and administrative costs, as we will incur increased legal and accounting fees to comply with such rule changes. In addition, proposed initiatives are expected to result in changes in certain accounting and disclosure rules. These and other potential changes could materially increase the expenses we report in our financial statements and adversely affect our operating results.

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission will require us to (1) include this assessment in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending December 31, 2009, and (2) include this attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending December 31, 2009.

We will incur significant increased costs in implementing and responding to the new requirements. In particular, the rules governing the standards that must be met for management to assess its internal controls over financial reporting under Section 404 are complex and require significant documentation, testing and possible remediation. Our process of reviewing, documenting and testing our internal controls over financial reporting may cause a significant strain on our management, information systems and resources. We will have to invest in additional accounting and software systems. We may be required to hire additional personnel and to use outside legal, accounting and advisory services. We will also incur additional fees from our auditors as they perform the additional services necessary for them to provide their attestation. If we are unable to favorably assess the effectiveness of our internal controls over financial reporting when we are required, or if our independent auditors are unable to provide an unqualified attestation report on such assessment, we may be required to change our internal controls over financial reporting to remediate deficiencies. In addition, investors may lose confidence in the reliability of our financial statements causing our stock price to decline.

ACTS OF TERRORISM, RESPONSES TO ACTS OF TERRORISM AND ACTS OF WAR MAY IMPACT OUR BUSINESS AND OUR ABILITY TO RAISE CAPITAL.

Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate, especially to the extent we depend upon activities conducted in foreign countries, such as China. In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of and profits to foreign investors, is permissible. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

Enterprises in the PRC (including Foreign Investment Enterprises) which require foreign exchange for transactions relating to current account items, may, without approval of the State Administration of Foreign Exchange, or SAFE, effect payment from their foreign exchange account or convert and pay at the designated foreign exchange banks by providing valid receipts and proofs.

TO THE EXTENT OUR ASSETS ARE LOCATED IN CHINA, ANY DIVIDENDS OR PROCEEDS FROM LIQUIDATION IS SUBJECT TO THE APPROVAL OF THE RELEVANT CHINESE GOVERNMENT AGENCIES.

If we pursue our plan to set up a WFOE in Nanyang city, Henan province, China, our assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

CHINA’S ECONOMIC POLICIES COULD AFFECT OUR BUSINESS.

To the extent our assets will be located in China and to the extent our revenue will be derived from our operations in China, our results of business and prospects would be subject to the economic, political and legal developments in China.

While China's economy has experienced a significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy. The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources. Some of these measures benefit the overall economy of China, but may also have a negative effect on us. For example, our sales results and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations with our future customers.

The economy of China has been transitioning from a planned economy to a more market-oriented economy. In recent years the Chinese government has implemented measures emphasizing the utilization of market forces for economic reform and the reduction of state ownership of productive assets and the establishment of corporate governance in business enterprises; however, a substantial portion of productive assets in China are still owned by the Chinese government. In addition, the Chinese government continues to play a significant role in regulating industry development by imposing industrial policies. It also exercises significant control over China's economic growth through the allocation of resources, controlling payment of foreign currency-denominated obligations, setting monetary policy and providing preferential treatment to particular industries or companies.

WE MAY FACE OBSTACLES FROM THE COMMUNIST SYSTEM IN THE PEOPLE'S REPUBLIC OF CHINA.

Foreign companies conducting operations in The People's Republic of China face significant political, economic and legal risks. The Communist regime in The People's Republic of China includes a stifling bureaucracy which may hinder Western investment.

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PEOPLE'S REPUBLIC OF CHINA.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China if we set up a wholly foreign owned enterprises (WFOE) in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

BECAUSE OUR ASSETS AND OPERATIONS MIGHT BE LOCATED IN CHINA, YOU MAY HAVE DIFFICULTY ENFORCING ANY CIVIL LIABILITIES AGAINST US UNDER THE SECURITIES AND OTHER LAWS OF THE UNITED STATES OR ANY STATE.

We are a holding company, and all of our assets might be located in the Republic of China. In addition, our directors and officers are non-residents of the United States, and all or a substantial portion of the assets of these non-residents are located outside the United States. As a result, it may be difficult for investors to effect service of process within the United States upon these non-residents, or to enforce against them judgments obtained in United States courts, including judgments based upon the civil liability provisions of the securities laws of the United States or any state.

There is uncertainty as to whether courts of the Republic of China would enforce:

·	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

·
In original actions brought in the Republic of China, liabilities against us or non-residents predicated upon the securities laws of the United States or any state. Enforcement of a foreign judgment in the Republic of China also may be limited or otherwise affected by applicable bankruptcy, insolvency, liquidation, arrangement, moratorium or similar laws relating to or affecting creditors' rights generally and will be subject to a statutory limitation of time within which proceedings may be brought.

THE PRC LEGAL SYSTEM EMBODIES UNCERTAINTIES, WHICH COULD LIMIT LAW ENFORCEMENT AVAILABILITY.

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence. In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general. The overall effect of legislation over the past 27 years has significantly enhanced the protections afforded to various forms of foreign investment in China. Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations. However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract. However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation. In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

ANY DIVIDENDS AND OTHER DISTRIBUTIONS FROM ANY SUBSIDIARIES IN CHINA IS SUBJECT TO VARIOUS LEGAL AND CONTRACTUAL RESTRICTIONS AND UNCERTAINTIES, AND OUR ABILITY TO PAY DIVIDENDS OR MAKE OTHER DISTRIBUTIONS TO OUR SHAREHOLDERS ARE NEGATIVELY AFFECTED BY THOSE RESTRICTIONS AND UNCERTAINTIES.

We plan to operate manufacturing facilities in Nanyang city, Henan province in China through PRC subsidiaries. As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from PRC subsidiaries. If the subsidiary incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares. Under the current PRC laws, because we are incorporated in the Nevada, any PRC subsidiaries would be regarded as Sino-foreign joint venture enterprises in China. Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations. Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses. In addition, if we make additional capital contributions to PRC subsidiaries, (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment . Under the PRC laws, a Sino-foreign joint venture enterprise is required to set aside a portion of its net income each year to fund designated statutory reserve funds. These reserves are not distributable as cash dividends. As a result, our primary internal source of funds of dividend payments from PRC subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders. Moreover, any transfer of funds from us to PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends. Our board of directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future. Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

FAILURE TO COMPLY WITH PRC REGULATIONS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY PRC RESIDENTS MAY SUBJECT OUR PRC RESIDENT STOCKHOLDERS TO PERSONAL LIABILITY, LIMIT OUR ABILITY TO ACQUIRE PRC COMPANIES OR TO INJECT CAPITAL INTO OUR PRC SUBSIDIARIES, LIMIT OUR PRC SUBSIDIARIES’ ABILITY TO DISTRIBUTE PROFITS TO US OR OTHERWISE MATERIALLY ADVERSELY AFFECT US.

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (i) covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV's affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

We believe our stockholders who are PRC residents as defined in Circular 75 have registered with the relevant branch of SAFE, as currently required, in connection with their equity interests in us and our acquisitions of equity interests in our PRC subsidiaries. However, we cannot provide any assurances that their existing registrations have fully complied with, and they have made all necessary amendments to their registration to fully comply with, all applicable registrations or approvals required by Circular 75. Moreover, because of uncertainty over how Circular 75 will be interpreted and implemented, and how or whether SAFE will apply it to us, we cannot predict how it will affect our business operations or future strategies. For example, our present and prospective PRC subsidiaries' ability to conduct foreign exchange activities, such as the remittance of dividends and foreign currency-denominated borrowings, may be subject to compliance with Circular 75 by our PRC resident beneficial holders. In addition, such PRC residents may not always be able to complete the necessary registration procedures required by Circular 75. We also have little control over either our present or prospective direct or indirect stockholders or the outcome of such registration procedures. A failure by our PRC resident beneficial holders or future PRC resident stockholders to comply with Circular 75, if SAFE requires it, could subject these PRC resident beneficial holders to fines or legal sanctions, restrict our overseas or cross-border investment activities, limit our subsidiaries' ability to make distributions or pay dividends or affect our ownership structure, which could adversely affect our business and prospects.

The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and RMB, and between those currencies and other currencies in which our sales may be denominated. For example, if we need to convert U.S. dollars into RMB for our operational needs and the RMB appreciates against the U.S. dollar at that time, our financial position, our business, and the price of our common stock may be harmed. Conversely, if we decide to convert our RMB into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the RMB, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

IF THE CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT CSRC APPROVAL IS REQUIRED IN CONNECTION WITH OUR PUBLIC OFFERING, OUR PUBLIC OFFERING MAY BE DELAYED OR CANCELLED, OR WE MAY BECOME SUBJECT TO PENALTIES.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of a SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval. It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which has acquired the equity interest of PRC domestic entities in cash and has completed the acquisition of the equity interest of PRC domestic entities prior to the effective date of the new regulation. Since the new regulation has only recently been adopted, there remains some uncertainty as to how this regulation will be interpreted or implemented. Although the CSRC or another PRC regulatory agency has not determined that CSRC approval is required for our public offering, if the CSRC or another PRC regulatory agency subsequently determines that the CSRC's approval is required, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from our public offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel our public offering before settlement and delivery of the shares being offered by us.

NEW CORPORATE INCOME TAX LAW COULD ADVERSELY AFFECT OUR BUSINESS AND OUR NET INCOME.

On March 16, 2007, National People's Congress passed a new corporate income tax law, which will be effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deductions and tax incentive policies for both domestic and foreign-invested enterprises in China. According to the new corporate income tax law, the applicable corporate income tax rate of our Chinese subsidiaries will incrementally increase to 25% over a five-year period. We are expecting that the rules for implementation would be enacted by the Chinese government in the coming months. After the rules are enacted, we can better assess what the impact of the new unified tax law would be over this period. The discontinuation of any special or preferential tax treatment or other incentives could adversely affect our business and our net income.

WE MAY BE EXPOSED TO LIABILITIES UNDER THE FOREIGN CORRUPT PRACTICES ACT, AND ANY DETERMINATION THAT WE VIOLATED THE FOREIGN CORRUPT PRACTICES ACT COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR BUSINESS.

We are subject to the Foreign Corrupt Practice Act, or FCPA, and other laws that prohibit improper payments or offers of payments to foreign governments and their officials and political parties by U.S. persons and issuers as defined by the statute, for the purpose of obtaining or retaining business. We have operations, agreements with third parties and we make sales in China. Our activities in China create the risk of unauthorized payments or offers of payments by the employees, consultants, sales agents or distributors of our Company, even though they may not always be subject to our control. It is our policy to implement safeguards to discourage these practices by our employees. However, our existing safeguards and any future improvements may prove to be less than effective, and the employees, consultants, sales agents or distributors of our Company may engage in conduct for which we might be held responsible. Violations of the FCPA may result in severe criminal or civil sanctions, and we may be subject to other liabilities, which could negatively affect our business, operating results and financial condition. In addition, the U.S. government may seek to hold our Company liable for successor liability FCPA violations committed by companies in which we invest or that we acquire.

RISKS RELATED TO CORPORATE AND STOCK MATTERS

OUR STOCK IS A PENNY STOCK. TRADING OF OUR STOCK MAY BE RESTRICTED BY THE SEC'S PENNY STOCK REGULATIONS WHICH MAY LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition, we intend to apply for our common stock to be quoted on NASDAQ’s the Over-the-Counter Bulletin Board (OTCBB). There can be no assurance that we will be able to successfully apply for listing on the OTCBB or eventually on the American Stock Exchange, the NASDAQ Global Select Market, or the NASDAQ Capital Market due to the trading price of our common stock, our working capital and revenue history. Failure to list our shares on the OTCBB, the American Stock Exchange, or one of the NASDAQ Markets will impair the liquidity of our common stock.

NASD SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER'S ABILITY TO BUY AND SELL OUR STOCK.

Section 15(g) of the Securities Exchange Act of 1934, as amended, and Rule 15g-2 promulgated thereunder by the SEC require broker-dealers dealing in penny stocks to provide potential investors with a document disclosing the risks of penny stocks and to obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor's account.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be "penny stock." Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK, AS THE FUTURE SALE OF A SUBSTANTIAL AMOUNT OF OUR RESTRICTED STOCK IN THE PUBLIC MARKETPLACE COULD REDUCE THE PRICE OF OUR COMMON STOCK.

From time to time, certain of our stockholders may be eligible to sell all or some of their shares of common stock by means of ordinary brokerage transactions in the open market pursuant to Rule 144, promulgated under the Securities Act ("Rule 144"), subject to certain limitations. In general, pursuant to Rule 144, a stockholder (or stockholders whose shares are aggregated) who has satisfied a one-year holding period may, under certain circumstances, sell within any three-month period a number of securities which does not exceed the greater of 1% of the then outstanding shares of common stock or the average weekly trading -volume of the class during the four calendar weeks prior to such sale. Rule 144 also permits, under certain circumstances, the sale of securities, without any limitations, by a non-affiliate of our company that has satisfied a two-year holding period. Any substantial sale of common stock pursuant to Rule 144 or pursuant to any resale prospectus may have an adverse effect on the market price of our securities.

WE HAVE A HIGH CONCENTRATION OF STOCK OWNERSHIP AND CONTROL, AND A SMALL NUMBER OF SHAREHOLDERS HAVE THE ABILITY TO EXERT SIGNIFICANT CONTROL IN MATTERS REQUIRING SHAREHOLDER VOTES AND MAY HAVE INTERESTS THAT CONFLICT WITH YOURS.

Our common stock ownership is highly concentrated. See “Principal Shareholders.” As a result, a relatively small number of shareholders, acting together, have the ability to control all matters requiring shareholder approval, including the election of directors and approval of mergers and other significant corporate transactions. This concentration of ownership may have the effect of delaying, preventing or deterring a change in control of our company. It could also deprive our shareholders of an opportunity to receive a premium for their shares as part of a sale of our company and it may affect the market price of our common stock. In deciding how to vote on such matters, those shareholders’ interests may conflict with yours.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

None.

Item 6.   Exhibits.

Exhibit No.	Title of Document

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, there unto duly authorized.

Universal Solar Technology, Inc.

Date: , 2008	By:
Wensheng Chen
Chief Executive Officer

, 2008	By:
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)