Form 10-Q/A
period 2008-06-30
Universal Solar Technology, Inc.
filed 2008-11-05
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

This Amendment No. 1 to Form 10-Q (this “Amendment No. 1”) amends the Quarterly Report on Form 10-Q for the period ended June 30, 2008, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on October 30, 2008 (the “Original Report”) of Universal Solar Technology, Inc. (the “Company”, “our”, we”, or “we”). We are filing this Amendment No. 1 to supply the date and conformed signature pages. Other than the revisions referred to above and related certifications, all other information included in the Original Report remains unchanged. This Amendment No. 1 is not intended to, nor does it, reflect events that have occurred since the filing of the Original Report, and does not modify or update the disclosures therein in any way other than as required to reflect the changes described above.

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

Universal Solar Technology, Inc.

Date: November 5 , 2008	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

November 5, 2008	By:	/s/ Ling Chen
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)