Form 10-Q
period 2008-09-30
Universal Solar Technology, Inc.
filed 2009-01-08
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
Smaller Reporting Company ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Class	Outstanding at November 20, 2008
Common Stock, $0.0001 par value per share	20,962,408 shares

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED BALANCE SHEET

	September 30, 2008	December 31, 2007
	Unaudited	Audited

ASSETS
CURRENT ASSETS:
Cash	$155,817	$91,183
Other sundry current assets	6,777	1,779
TOTAL CURRENT ASSETS AND TOTAL ASSETS	$162,594	$92,962

LIABILITIES’ AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accrued expenses	$5,906	$17,500
Stockholder loan	523,548	106,730
TOTAL CURRENT LIABILITIES	529,454	124,230

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding
Common stock, $0.0001 par value, 90,000,000 shares authorized, September 30, 2008 - 20,962,408 shares issued and outstanding
December 31, 2007 - 20,000,000 shares issued and outstanding	2,096	2,000
Additional paid-in capital	154,329	128,757
Deficit accumulated during development stage	(532,095)	(156,911)
Accumulated other comprehensive income (loss)	8,810	(5,114)
TOTAL STOCKHOLDERS’ DEFICIENCY	(366,860)	(31,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$162,594	$92,962

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008	From Inception (July 2, 2007) To September 30, 2008

SALES	$-	$-	$-

COSTS AND EXPENSES:
General and administrative expenses	157,863	361,940	518,851

OPERATING LOSS	(157,863)	(361,940)	(518,851)

INTEREST EXPENSE	7,244	13,244	13,244

NET LOSS	$(165,107)	$(375,184)	$(532,095)

BASIC AND DILUTED LOSS PER COMMON SHARE	$(0.01)	$(0.02)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,962,408	20,659,672	20,348,622

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
 (A Development Stage Company)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30, 2008	From Inception (July 24, 2007) to September 30, 2008

OPERATING ACTIVITIES:
Net loss	$(375,184)	$(532,095)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on stockholder loan	13,244	13,244
Stock issued for services	9,424	9,424
Changes in operating assets and liabilities:
Other current assets	(4,998)	(870)
Accrued expenses	(11,594)	-
NET CASH USED IN OPERATING ACTIVITIES	(369,108)	(510,297)

FINANCING ACTIVITIES:
Loan from stockholders	416,818	523,548
Sale of common stock	3,000	131,755
NET CASH PROVIDED BY FINANCING ACTIVITIES	419,818	655,303

EFFECT OF EXCHANGE RATE ON CASH	13,923	(8,095)

INCREASE IN CASH	64,633	136,911

CASH – BEGINNING OF PERIOD	91,184	-

CASH – END OF PERIOD	$155,817	$136,911

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARY
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2008

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

Our independent auditors have added an explanatory paragraph to their audit report issued in connection with the financial statements for the period ended December 31, 2007, relative to our ability to continue as a going concern.  We had negative working capital of $31,268 as of December 31, 2007, we had a deficit accumulated during development stage of $156,911 incurred through  December 31, 2007.  As of September 30, 2008 we have negative working capital of $366,860 and a deficit accumulated during development stage of $532,095.  This means that there is substantial doubt that we can continue as an ongoing business for the next 12 months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 Basis of Presentation - Development Stage Company

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X relating to smaller reporting companies.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles (“GAAP”) for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ended December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by GAAP for complete financial statements.

Use of estimates in the preparation of financial statements

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

The amounts due to stockholders are non-interest bearing and due on demand. The Company has imputed interest of approximately $13,244 for the nine months ended September 30, 2008, which has been recorded as a contribution to capital.

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

Overview

History

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Special Administrative Region of the People's Republic of China (Macau SARC) on May 10, 2007, and a newly registered WFOE in Henan Province, Nan Yang Kuong U Solar Energy Ltd., on September 3, 2008.

We are a development stage company and have not generated or realized any revenues from our business operations.

We have completed the development of our prototype product, and selected Yuemao Laser as the third party manufacturer should we receive orders. We believe the technical aspects of our prototype products are sufficiently developed and are ready to market in the EU and elsewhere.

From now to 60 days from the completion of our offering, we expect to receive test results for our Photovoltaic Modules, GYSP175. We expect to know the results whether or not our products have passed the VDE standard certificates of IEC 61730-1, and 61730-2, and IEC 61215. If we receive the certificates of IEC 61730-1, and 61730-2, and IEC 61215, we would be able to market our Photovoltaic Modules, GYSP175 in Europe. If we fail to receive the certificates, we will continue to improve our prototype products design and re-apply for EU standard certification.

We have registered a Wholly Foreign Owned Enterprises (WFOE) in Nanyang City, Henan Province, China. We plan to manufacturing solar wafers, solar cell and Photovoltaic Modules. We received Certificate of Approval from Henan Provincial government for our WFOE on September 3, 2008 and our WFOE business license on September 8, 2008. In addition, we received foreign exchange certificate for our WFOE on September 3, 2008 from local branch of State Administration of Foreign Exchange (SAFE). We have leased 17.63 acres of land (equivalent to 71,337 square meters) for 50 years lease at costs of $3,714 per acre.

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

Plan of Operation

Assuming we raise the minimum amount in our public offering, we believe we can satisfy our cash requirements during the next 9 months. We will not produce any product before we receive down payment from our buyer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Upon completion of our public offering, our specific goal is to profitably sell our products, to build our WFOE subsidiary in Nanyang City, Henan province in China, and to begin factory constructions after we finish the offering.

We intend to accomplish the foregoing through the following milestones:

1. Complete our public offering. We believe that we will raise sufficient capital to begin our operations in Nanyang City, Henan Province, China. We believe this could take up to 180 days from the date the Securities and Exchange Commission declares our offering effective. We will not begin factory construction in Nanyang City, Henan Province, China until we have closed our public offering. We intend to concentrate all of our efforts on raising as much capital as we can during this period.

2. If we receive the certificates of IEC 61730-1, and 61730-2, and IEC 61215, we would be able to market our Photovoltaic Modules, GYSP175 to Europe. Before we received such certificates, we plan to market our PV modules and solar lighting systems to Asia and Africa countries. We expect to receive orders from Asia or Africa in the fourth quarter of 2008.

3. After completing the offering, we will immediately begin to establish our office and in Nanyang City, Henan Province, China. We have leased the land for our new manufacturing facilities. We need to begin Nanyang City, China operations. Establishing our offices will take 7-10 days. We believe that it will cost $5,000 to establish our office. We do not intend to hire more employees immediately. Our sole officer and director will handle our administrative duties.

4. We have leased 17.63 acres of land (equivalent to 71,337 square meters) under a 50 year lease at costs of $3,714 per acre with local government in Nanyang City, Henan Province, China. We plan to build a 5,000 square meters factory space. Our estimated costs for building a new factory is estimated at $85.7 per square meter. Our total estimated cost of the factory is $428,500. We will not begin factory construction before we find strategic investors.

5. We already registered a Wholly Foreign Owned Enterprise (WFOE) in Nanyang City, Henan Province in China. We have received approvals from all government authorities as of September 30, 2008.

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

RESULTS OF OPERATIONS

For the nine months ended September 30, 2008

Our loss for the nine months period ending September 30, 2008 was $375,184. We spent $246,909 on professional fees, $42,837 on salary, $56,430 on business information memorandum, $12,904 on rent and approximately $2,860 of miscellaneous expenses. In addition, $13,244 of interest expense was imputed on the stockholder loan. We have not started our proposed business operations

Liquidity and capital resources

As of September 30, 2008, we have not yet generated any revenues from our business operations.

As of September 30, 2008, our total assets were $162,594 and our total liabilities were $529,454.  As of September 30, 2008, we had cash of $155,817.

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

Concentrations of credit risk. Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents. As of September 30, 2008, substantially all of the Company’s cash and cash equivalents were held by major financial institutions located in the Macau Special Administrative Region of the People's Republic of China (Macau SARC), which management believes are of high credit quality.

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

We have not yet generated any revenue as of September 30, 2008.

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

 Item 4T. Evaluation of Disclosure Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY STAGE COMPANY AND HAVE NO OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

Our company was formed in July 2007, and to date has had limited time, which has been spent on formation, planning, analysis and testing. In addition, we have no operating history under our proposed business model upon which you can evaluate our business and prospects. To date, we have sent one of our prototype products for testing at a testing facility and are awaiting results from those tests. Initially, we intend to seek EU standard certification of this product and are awaiting the results of that process.

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

We plan to operate manufacturing facilities in Nanyang city, Henan province in China through PRC subsidiaries.  As a result, our profits available for distribution to our shareholders are dependent on the profits available for distribution from PRC subsidiaries.  If the subsidiary incurs debt on its own behalf, the debt instruments may restrict its ability to pay dividends or make other distributions, which in turn would limit our ability to pay dividends on our shares.  Under the current PRC laws, because we are incorporated in the Nevada, any PRC subsidiaries would be regarded as Sino-foreign joint venture enterprises in China.  Although dividends paid by foreign invested enterprises, such as wholly foreign-owned enterprises and Sino-foreign joint ventures, are not subject to any PRC corporate withholding tax, the PRC laws permit payment of dividends only out of net income as determined in accordance with PRC accounting standards and regulations.  Determination of net income under PRC accounting standards and regulations may differ from determination under U.S. GAAP in significant aspects, such as the use of different principles for recognition of revenues and expenses.  In addition, if we make additional capital contributions to PRC subsidiaries, (which may occur through the capitalization of undistributed profits), then additional approval of the PRC government would be required due to an increase in our registered capital and total investment ..  Under the PRC laws, a Sino-foreign joint venture enterprise is required to set aside a portion of its net income each year to fund designated statutory reserve funds.  These reserves are not distributable as cash dividends.  As a result, our primary internal source of funds of dividend payments from PRC subsidiaries are subject to these and other legal and contractual restrictions and uncertainties, which in turn may limit or impair our ability to pay dividends to our shareholders.  Moreover, any transfer of funds from us to PRC subsidiaries, either as a shareholder loan or as an increase in registered capital, is subject to registration with or approval by PRC governmental authorities. We currently do not intend on paying any dividends in the future and expect to retain all available funds to support our operations and to finance growth and development of our business. We have never declared dividends or paid cash dividends.  Our board of directors will make any future decisions regarding dividends.  We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the near future.  Therefore, any gains on an investment in our common stock will likely occur through an increase in our stock price, which may or may not occur.

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

Universal Solar Technology, Inc.

Date: January 8, 2009	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

January 8, 2009	By:	/s/ Ling Chen
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)