Form 10-K
period 2008-12-31
Universal Solar Technology, Inc.
filed 2009-04-10
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

Commission file number: 333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Name of Small Business Issuer in its charter)

Nevada	26-0768064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

No. 1 Pingbei Road 2,
Nanping Science & Technology Industrial Park
Zhuhai City, Guangdong Province
The People’s Republic of China 519060

Issuer's telephone number: 86-756 8682610

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter:

The registrant’s common stock is not trading on active markets and therefore has not readily determinable market value.

The registrant’s revenues for fiscal year end December 31, 2008: $11,454.

The number of shares outstanding of the registrant’s Common Stock on March 31, 2009: 22,574,974 shares.

PART I

SPECIAL NOTE REGARDING FORWARD—LOOKING STATEMENTS

On one or more occasions, we may make forward-looking statements in this Annual Report on Form 10-K regarding our assumptions, projections, expectations, targets, intentions or beliefs about future events. Words or phrases such as “anticipates,” “may,” “will,” “should,” “believes,” “estimates,” “expects,” “intends,” “plans,” “predicts,” “projects,” “targets,” “will likely result,” “will continue” or similar expressions identify forward-looking statements. These forward-looking statements are only our predictions and involve numerous assumptions, risks and uncertainties, including, but not limited to those listed below and those business risks and factors described elsewhere in this report and our other Securities and Exchange Commission filings.

We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

Unless the context requires otherwise, references to “we,” “us,” “our,” the “Company” and “the Company” refer specifically to Universal Solar Technology, Inc.

ITEM 1.  BUSINESS

ORGANIZATIONAL HISTORY

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, PRC on May 10, 2007.

OVERVIEW OF OUR BUSINESS

We are a development stage enterprise and intend to provide wafers, high efficiency solar photovoltaic (“PV”) modules and other PV application products in the EU, North America, Asia and Africa. We believe that demand for our proposed solar products will develop due to growing energy needs, escalating energy prices, and increasing environmental concerns.

Our company was formed in July 2007, and to date has only 20 months of formation, planning and analysis. On October 7, 2008, we received type test certificate from Arizona State University Photovoltaic Testing Laboratory that our Photovoltaic Modules, GYSP-175, satisfied the requirements of International Engineering Consortium (“IEC”) 61215 standards. This product also passed EU standard which is a prerequisite for selling our products in the EU countries. Since meeting such standards, we have received purchase orders for such product and are currently using a third-party manufacturer to produce the product.

Strategy

As both global energy demand and concern about air quality intensifies, our strategy is to leverage our people, technological experience and relationships to develop and provide innovative solar products to ensure a sustainable world future. We intend to supply our customers with high efficiency and aesthetically pleasing PV modules, other PV application products and related solutions. We believe that aesthetics have been a barrier to a wider adoption of solar cell and solar module products and systems among commercial and residential consumers. We intend to provide innovative, modular, and flexible solar products and systems that can be attractively integrated into building structures and a wide variety of natural and urban environments.

With growing global demand for solar power systems and solutions, we plan to scale our product portfolio and production capacity to meet the demands of an expanding customer pipeline via infrastructure development, acquisitions, and continued joint-ventures and strategic outsourcing.

Founders of Universal Solar and Kuong U were previous engaged in developing PV and PV applications business through the solar energy department at Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”). Yuemao Laser’s main products are laser scribing, cutting, welding, grooving, and marking machines. Yuemao Laser's parent company is Yuemao Technology, specializing in steel trade, laser facility, water purifying facility and real estate investment. Yuemao Technology’s shareholders are our Chairman, Mr. Wensheng Chen with 50% ownership, our other director, Ms. Hui Chen 25% ownership, and our President, Ms. Ling Chen 25% ownership. Hui Chen and Ling Chen are daughters of Wenshen Chen.

We formed a subsidiary, Nanyang Universal Solar Technology Co., Ltd. (“Nanyang UST”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC”) to manufacturing our products. We hope to have our manufacturing facilities near the silicon mine will help access the silicon raw material at competitive costs.

After the approval of the WFOE registration of Nanyang UST, we have begun our plans to build new production capabilities with the build-out of a manufacturing facility capable of producing 67M pieces solar wafers which will use 1,000 tons of silicon ingots, 25 MW solar cells and 10-30 MW PV modules. We estimate the investment of setting up the total manufacturing facilities will be approximately $20 million.

Before we setup our new manufacturing facilities mentioned above we will subcontract PM modules orders and solar lighting system orders to a related party, the solar department at Yuemao Laser. Currently our anticipated sales of PV modules have passed EU standard and can be sold in Asia and Europe. Our solar lighting systems do not require industry standard approval if sold to regions in Africa and Asia.

We are in the process of developing relationships with a number of original equipment manufacturers (OEMs) to further expand our product portfolio. These OEMs have the potential to provide us with a wide array of complementary products branded and designed according to the Company’s specifications.

We are developing several sales channels, including direct sales, as well as via industry and country specific manufacturer sales representatives and international strategic partnerships.

In addition, we are in the process of developing a strong communications campaign to build awareness among customers via speaking engagements and trade events.

Our management team is committed to quality design, production, research, and innovation. We believe that this focus will continue to help us grow and develop a strong and lasting enterprise. We are committed to improving the global environment and the health and safety of our employees, customers and communities. We are working to integrate our environmental mission into the overall life cycle of our products - from raw material sourcing to end of life reclamation and recycling.

OUR MARKET

As worldwide demand for electricity continues to increase, the electric power industry is facing several challenges:

•
Fossil fuel supply constraints: Limited supply and escalating consumption of coal, oil, and natural gas continue to drive up wholesale electricity prices, resulting in higher electricity costs for consumers.

•	Infrastructure constraints: In many parts of the world, electricity demand exceeds the capacity of existing electricity generation, transmission and distribution infrastructure.
•
Desire for energy security: As political and economic instability in key oil and natural gas producing regions have increased, governments are increasingly focusing on developing reliable and secure energy sources.

•
Environmental concerns: Long-term use of fossil fuels is associated with a range of environmental issues including global warming, air pollution and water pollution, the increased prevalence of which is driving increased environmental awareness.

Electricity Generation

The electric power industry is one of the world’s largest industrial segments, with annual revenue of approximately $1.06 trillion in 2004, according to Datamonitor. According to the International Energy Outlook 2007, total electricity demand in the non-OECD nations is expected to grow from 2004 to 2030 at an annual rate that is nearly triple the rate of growth for electricity demand in the OECD nations.

Amongst the mix of primary fuels used to generate electricity worldwide, coal has always been the most widely used fuel due to its abundance and cheap cost. Though cheap, coal is a great contributor to pollution and greenhouse gas (GHG) emissions. As global warming is worsening year after year, countries world-wide are seeking ways to mitigate GHG emissions.

China unfortunately has been experiencing drastic environmental degradations in recent years due to its rapid increase in electricity usage generated from coal. This is causing major health problems and side effects to its residents and even residents in some of its neighboring countries. Furthermore, the existing fossil fuel based infrastructure for the generation, transmission and distribution of electricity, is inadequate to meet growing demand and is also extremely capital intensive. Using renewable resources to generate electricity is likely to be a key contributor in solving the world’s energy crisis. Hence, China and other countries have been actively engaging in the investment and usage of renewable natural resources to generate electricity.

Renewable Resource Market

Renewable resources include solar, biomass and waste, nuclear, wind, hydraulics, and geothermal generations. Compared to fossil fuel (oil), renewable resources are abundant in availability with the appropriate technology. In 2005, 58% of the world renewable energy came from large hydro machinery (such as dams), 17% from Biomass heat, 4.6% from wind, and almost 8% from solar and PV.

While currently renewable energy sources only supply a modest fraction of current energy use, there is great potential for these technologies to rapidly expand in the future and replace the world’s dependency of fossil fuels. Renewable energy technologies encompass a broad, diverse array of technologies, and the current status of these different technologies varies considerably. Some technologies are already mature and economically competitive (e.g. geothermal and hydropower), other technologies need additional development steps to become competitive without subsidies.

Governments worldwide understand the long term benefits of using renewable resources and are prioritizing the need to implement these green technologies. The Kyoto Protocol is a good example of a global effort to mitigate GHGs. In February 2005, China enacted the Renewable Energy Law that provides certain financial incentives for the development of renewable energy projects.

Solar Power Industry

Solar power, or solar energy, is a source of energy that uses radiation emitted by the Sun. It is a renewable energy source that has been used in many traditional technologies for centuries. Solar power is also in widespread use where other power supplies are absent, such as in remote locations and in space. In recent years, solar energy has been used greatly in the generation of electricity.

We believe higher demand for solar energy, furthered by concerns about global warming, will drive increases in the annual revenues of the global solar equipment industry. The interest manifested by many electricity customers in solar cells as a "green" alternative to fossil fuels is also likely to spur increases in production of high-purity silicon required for the cells, according to the report by Photon Consulting, a German research group.

“On-grid” & “Off-grid” Applications

Solar power systems are used for a variety of residential, commercial and industrial applications generally described as either “on-grid” or “off-grid” in nature. The market for “on-grid” applications, where solar power is used to supplement electricity purchased from the utility network, represents the largest and fastest growing segment of the solar power market. According to Solarbuzz, LLC, an independent solar energy research and consulting company (“Solarbuzz”), in 2005 the global on-grid segment grew by 42% from what 889MW to 1,262 MW, and since 2001, the on-grid segment has grown at an average annual rate of approximately 55%.

On-grid Applications: On-grid applications generate solar power used to supplement on grid electricity use or generated and sold to utility networks; this represents the largest and fastest growing segment of the solar power market. PV modules enable grid-connected solar power plants to achieve optimal electricity production – lowering the cost of generating solar electricity and maximizing the return on investment for the solar system.

Off-grid Applications: “Off-grid” markets, where access to utility networks is not physically feasible or economical, offer additional opportunities for solar technology. Off-grid industrial applications include road signs, highway call boxes, communications support along remote pipelines and telecommunications equipment, as well as rural residential applications. Off-grid consumer applications include portable recreational power modules, garden lights, marine lighting and camping equipment. As reported by Solarbuzz, the off-grid market grew at 2% in 2005, from 194MW to 198 MW, and has grown at an average of 12% per annum since 2001.

System Manufacturing Value Chain

Currently, Universal Solar plans to emphasize the use of silicon based technologies in its products as a majority of installed solar systems around the world employ crystalline silicon technologies. Crystalline silicon cells are manufactured using monocrystalline silicon, multicrystalline silicon or string ribbon technology. The crystalline silicon-based solar power manufacturing value chain starts with the processing of quartz sand to produce metallurgical-grade silicon. This material is further purified into semiconductor-grade or solar-grade polysilicon feedstock.

In the most widely used crystalline silicon-based solar manufacturing process, feedstock is melted in high temperature furnaces, and then formed into ingots through a crystallization process. Ingots are cut and shaped, then sliced into wafers using high precision cutting techniques. Wafers are manufactured into solar cells through a multiple step manufacturing process that entails etching, doping, coating and applying electrical contacts. Solar cells are then interconnected and packaged to form solar modules, which together with system components such as batteries and inverters, are distributed to installers, systems integrators, service providers or directly to end-users, for installation for on-grid or off-grid systems.

Universal plans to manufacture solar wafers, solar cell, PV Modules, and solar application products such as solar lighting systems.

Solar Power Benefits

Environmental Friendliness and Renewability: Solar power is one of the most environmentally friendly renewable resources available for electricity generation. It does not produce air or water emissions, noise, vibrations or any waste generation.

Peak Energy Generation Ability: Solar power is well-suited to match peak energy needs as maximum sunlight hours generally correspond to peak demand periods when electricity prices are at their highest.

Easily Located with End Users: Unlike other renewable resources such as hydroelectric and wind power, solar power can be utilized anywhere that receives sunlight and directly at the site where the power will be shed. As a result, solar power avoids the expense of, and energy losses associated with, transmission and distribution of electricity from large-scale electrical plants to end users.

No Fluctuations in Operating Costs: Unlike fossil or nuclear fuel, solar energy does not have fuel price volatility. Although there is variability in the amount and timing of sunlight over the day, season and year, a properly sized and configured system can be designed for high reliability while supplying electricity on a long-term, fixed-cost basis.

Reliability and Durability: Without moving parts or the need for periodic maintenance, solar power systems are among the most reliable forms of electricity generation. Accelerated aging tests have shown that solar modules can operate for at least 25 to 30 years without requiring major maintenance.

Modularity: Solar systems are easily modularized and scalable, and therefore can be deployed in many different sizes and configurations to meet the specific needs of the user. Solar modules are increasingly used to serve as both a power generator and the exterior of a building. Like architectural glass, PV modules can be installed on the roofs and facades of residential and commercial buildings.

Global Solar Trends

The solar power market has grown significantly in the past decade. According to Solarbuzz, the global solar power market, as measured by annual solar power system installations, increased from 345 MW in 2001 to 1,460 MW in 2005, representing a compounded annual growth rate, or CAGR, of 43.4%.

The development and increased usage of solar power is, and for the foreseeable future will be, affected by the existence of government incentives. A growing number of countries have established attractive incentive programs for the development of solar and other renewable energy sources. Countries in Europe, Canada and Asia and several states in the United States have adopted a variety of government subsidies to allow renewable sources of electricity to compete with conventional sources of electricity, such as fossil fuels. Government subsidies and incentives generally focus on grid-connected systems and take several forms, including feed-in tariffs, net metering programs, renewable portfolio standards, rebates, tax incentives and low interest loans.

Under a feed-in tariff subsidy, the government sets prices that regulated utilities are required to pay for renewable electricity generated by end-users. The prices are then set above market rates and may differ based on system size or application. Net metering programs enable end-users to sell excess solar electricity to their local utility in exchange for a credit against their utility bills. Net metering allows end-users to get “full value” for the electricity generated by renewable sources, rather than receiving a less desirable rate. The policies governing net metering vary by state and utility; some utilities pay the end-user upfront, while others credit the end-user’s bill.

United States: With annual growth rates of 20-30%, the U.S. solar market continues to expand at a steady pace. The US recently enacted a major energy bill that included federal tax credits, purchasing goals and other programs designed to accelerate the adoption of solar power. In addition, a number of states, including California, New Jersey and Nevada, have committed substantial resources to the development and implementation of renewable energy programs. For example, in early 2006, California announced a $2.9 billion, 10 year government incentive program to reach 3,000 MW of solar installations by 2017. This program, will subsidize one-third of the installation costs of all new systems. In California, a customer who has purchased solar energy products can receive a cash rebate from the California Energy Commission, a state tax credit and can take advantage of net metering. The customer’s cash rebate is based on the capital cost of the solar power system, currently set at $2.60 per watt.

China: In 2005, China enacted the Renewable Energy Law in order to help reach the government target of 400 MW and 1,000 MW installed by 2010 and 2020, respectively. This law authorizes relevant authorities to set favorable prices for the purchase of surplus on-grid solar-generated electricity and provides other financial incentives for the development of renewable energy projects. In addition, the State Council of China and the Ministry of Construction have recently created directives encouraging the development and use of solar energy in both urban and rural areas.

Meanwhile, in 2005, the Shanghai municipal government launched a program called the “100,000 Roofs Projects.” The goal of this program is to install solar power systems onto 100,000 roofs (300MW) in Shanghai by 2015.

OUR PROPOSED PRODUCTS

We plan to set up a manufacturing facility in Nanyang City, Henan Province in China. We plan to manufacture four types of products: solar wafers, solar cell, high efficiency solar PV modules and solar lighting systems.

We plan to manufacture all our products from our planned manufacturing facility in Nanyang City, Henan Province, China. Before our manufacturing facilities to be build we plan to subcontract the PV module business to the solar department at Yuemao Laser. Prices for such contract manufacturing have not been determined. Our Chairman and largest shareholder is also the owner of Yuemao Laser.

Currently, we are not producing solar wafer.

Our subsidiary, Kuong U, has satisfied EU standard for its Photovoltaic Modules, GYSP-175. GYSP-175 is the most common used PV module in the EU market. We plan to apply for additional PV modules approvals.

To assist in securing an EU standard, the company had a prototype product tested by an independent testing facility. On January 14, 2008, Kuong U entered an agreement with Arizona State University (“ASU”). During the agreement, Photovoltaic Testing Laboratory (“PTL”) at ASU will conduct Crystalline Silicon Terrestrial Photovoltaic (PV) Modules - Design Qualification and Type Approval (IEC 61215) tests and Photovoltaic (PV) Module Safety Qualification Part 2 (IEC 61730-2) tests on Kuong U’s GYSP-175 photovoltaic modules. A total of ten unconditioned production modules and one laminate (frameless modules) were sent to the PTL to complete the test program. Among the agreement, Kuong U paid $37,650 to ASU for its services. The agreement period is from January 10, 2008 to December 31, 2008. Kuong U received test certificate for that its product GYSP-175 photovoltaic module satisfied IEC 61215 on October 7, 2008.

After successful completion of the test, PTL has transferred an IEC test data report to VDE Testing & Certifications Institute in Germany.

According to http://www.vde.com, The VDE Testing and Certification Institute is accredited on a national and international level for the area of testing and certification of electro-technical equipment, components and systems. Testing of electro-technical products is conducted for safety, electromagnetic compatibility and other characteristics. The results of testing are evaluated scientifically and contribute to the development of electro-technical standards.

VDE is a professional organization of electrical engineers; issues, in collaboration with German Institute for Standardization (DIN), standards for the field of electrical engineering. It also conducts testing and certification much likes UL in the United States.

Kuong U contacted VDE directly and established an IEC 61730 evaluation, to include the construction evaluation requirements of IEC 61730-1, additional IEC 61730-2 module or materials tests, and factory inspection requirement. On January 18, 2008, Kuong U entered ordered testing services for VDE Certification based on test report from ASU IEC61215 and IEC 21730-2 report. In addition, Kuong U applied for VDE Certification and test according to IEC 61730-1 Photovoltaic (PV) module safety qualification Part 1 (IEC 61730-1) with VDE. Total invoiced fees for VDE certification and testing services are 7,956 EUR.

We received VDE standard certificates of IEC 61730-1, and 71730-2, and IEC 61215, as the EU standard allows +10% to -10% allowance, Kuong U would be able to market and sell its main Photovoltaic Modules, GYSP175 and GYSP180, to EU countries.

Currently Kuong U is not producing any of the products including solar wafers, solar cell, and PM modules. We plan to subcontract our product with related party, Yuamao Laser, especially for the PV modules and solar lighting system.

We are currently developing a strong product portfolio to serve the diverse needs of our rapidly developing global customer pipeline. Products currently being marketed, and/or developed include:

•	PV modules
•	Solar lighting system including solar lamps for road and highway infrastructure

PV Modules& Systems

Many of our prototype PV modules are designed for large scale, grid-connected solar power plants and are sold to leading solar project developers for use in commercial PV projects. We also plan to provide technical support and product documentation to customers to ensure that systems are optimized for high performance and long term reliability.

Sample Prototype Products in PV Module Series

The following sample prototypes have been manufactured by Yuamao Laser under an agreement with us under which we retain all rights to the design of the products and exclusive rights to market and sell the products.
■ Solar modules GYSP-200
Characteristics Open circuit voltage(Voc): 48V Optimum operating voltage: (Vmp)37.5V Short circuit current(Isc): 5.46A Optimum operating current(Imp): 5.2A Peak power(Pm): 200W	Specifications Monocrystalline silicon Dimension(mm):1830x825x50 Tolerance: ±5% Weight:16.9kg Maximum system voltage: 1000V DC
■ Solar modules GYSP-180
Characteristics Open circuit voltage(Voc): 44.9V Optimum operating voltage: (Vmp)38.6V Short circuit current(Isc): 5.1A Optimum operating current(Imp): 4.68A Peak power(Pm): 180W	Specifications Monocrystalline silicon Dimension(mm): 1715x802x45 Tolerance: ±5% Weight: 16.9kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-175
Characteristics Open circuit voltage(Voc): 44.06V Optimum operating voltage: (Vmp)35.5V Short circuit current(Isc): 5.25A Optimum operating current(Imp): 4.95A Peak power(Pm): 175W	Specifications Monocrystalline silicon Dimension(mm): 1580x808x37 Tolerance: ±5% Weight: 15.3kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-160
Characteristics Open circuit voltage(Voc): 43.2V Optimum operating voltage (Vmp): 35V Short circuit current (Isc): 5.1A Optimum operating current (Imp): 4.59A Peak power(Pm): 160W	Specifications Monocrystalline silicon Dimension (mm): 1588x802x45 Tolerance: ± 5% Weight: 15.6kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-130
Characteristics Open circuit voltage(Voc): 22.6V Optimum operating voltage (Vmp): 17.6V Short circuit current (Isc): 7.83A Optimum operating current (Imp): 7.35A Peak power(Pm): 130W	Specifications Monocrystalline silicon Dimension (mm): 1466x656x40 Tolerance: ± 5% Weight: 13.2kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-120
Characteristics Open circuit voltage(Voc): 22.5V Optimum operating voltage (Vmp): 17.5V Short circuit current (Isc): 7.12A Optimum operating current (Imp): 6.8A Peak power(Pm): 120W	Specification Monocrystalline silicon Dimension (mm): 1425X650X40 Tolerance: ± 5% Weight: 10.8kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-100
Characteristics Open circuit voltage(Voc): 21.6V Optimum operating voltage (Vmp): 17.4V Short circuit current (Isc): 7.24A Optimum operating current (Imp): 6.14A Peak power(Pm): 100W	Specifications Monocrystalline silicon Dimension (mm): 1425X650X40 Tolerance: ± 5% Weight: 10.8kg Maximum system voltage: 1000V DC

■ Solar modules GYSP-80
Characteristics Open circuit voltage(Voc): 21.3 V Optimum operating voltage (Vmp): 17.4 V Short circuit current (Isc): 5.2A Optimum operating current (Imp): 4.6A Peak power(Pm): 80W	Specifications Monocrystalline silicon Dimension(mm): 802X802X35 Tolerance: ±5% Weight: 9.1kg Maximum system voltage: 720V DC

■ Solar modules GYSP-65
Characteristics Open circuit voltage(Voc): 21.6V Optimum operating voltage (Vmp): 17.5V Short circuit current (Isc): 3.51A Optimum operating current (Imp): 3.71A Peak power(Pm): 65W	Specifications Monocrystalline silicon Dimension(mm): 785X650X28 Tolerance: ±5% Weight: 5kg Maximum system voltage: 720V DC

■ Solar modules GYSP-50
Characteristics Open circuit voltage(Voc): 21.8V Optimum operating voltage (Vmp): 17.9V Short circuit current (Isc): 3.0A Optimum operating current (Imp): 2.81A Peak power(Pm): 50W	Specifications Monocrystalline silicon Dimension(mm): 540X710X35 Tolerance: ±5% Weight: 5.3kg Maximum system voltage: 720V DC

■ Solar modules GYSP-40
Characteristics Open circuit voltage(Voc): 21.8V Optimum operating voltage (Vmp): 17V Short circuit current (Isc): 2.55A Optimum operating current (Imp): 2.34A Peak power(Pm): 40W	Specifications Monocrystalline silicon Dimension(mm): 758X534X30 Tolerance: ±5% Weight: 5.8kg Maximum system voltage: 720V DC

■ Solar modules GYSP-30
Characteristics Open circuit voltage(Voc): 21.5V Optimum operating voltage (Vmp): 16.8V Short circuit current (Isc): 2.02A Optimum operating current (Imp): 1.79A Peak power(Pm): 30W	Specifications Monocrystalline silicon Dimension(mm): 435X650X25 Tolerance: ±5% Weight: 3.5kg Maximum system voltage: 720V DC

■ Solar modules GYSP-20
Characteristics Open circuit voltage(Voc): 21.5V Optimum operating voltage (Vmp): 16.9V Short circuit current (Isc): 1.35A Optimum operating current (Imp): 1.2A Peak power(Pm): 20W	Specifications Monocrystalline silicon Dimension(mm): 605X287X25 Tolerance: ±5% Weight: 3.1kg Maximum system voltage: 720V DC

■ Solar modules GYSP-10
Characteristics Open circuit voltage(Voc): 21.5V Optimum operating voltage (Vmp): 17V Short circuit current (Isc): 0.71A Optimum operating current (Imp): 0.58A Peak power(Pm): 10W	Specifications Monocrystalline silicon Dimension(mm): 288X310X28 Tolerance: ±5% Weight: 2.1kg Maximum system voltage: 720V DC

Solar Lighting Systems

We intend to provide attractive, efficient and reliable solar powered systems for lighting applications including parking lot, street lighting, security lighting, general area lighting, trail and pathway lighting. New products under development relate to outdoor advertising, billboard and sign lighting, and a variety of transit applications. Solar powered systems can be used in lighting up dark areas with dependable off-grid solar power. These systems install easily with no trenching or wiring.

Solar powered lighting is a relatively simple concept and an example of a common off-grid solar application. In a basic way, the system operates like a bank account. Withdrawals from the battery to power the light source must be compensated for by commensurate deposits of energy from the solar panels. As long as the system is designed so deposits exceed withdrawals on an average daily basis, the battery remains charged and light source is reliably powered. The sun provides a direct source of energy to the solar panel. The battery is recharged during the day by direct-current (DC) electricity produced by the solar panel. The light source is powered by the battery each night. Electronic controls are used between the battery, light source and solar panels to protect the battery from overcharge and discharge, and to control the timing and operation of the light.

The types of customers for this line of product include:

•	City, county, state and federal governments: Streets, roads, signs, intersections, parks and docks
•	Department of Defense installations: Perimeter security, parking lots, recreation
•	Utilities companies: Emergency back-up lighting, remote customer lighting
•	Advertisers: Billboards and advertising shelters
•	Industrial/commercial customers: Parking lots, security, welcome signs
•	Department of Transportation Signage: On/off ramps and rest area lighting
•	Residential developers, homeowners associations: Roads, bike paths and identification signage
•	Homeowners: Garden lights, safety lighting, etc.

Sample Products in PV Lighting Unit Series

Examples of our products in the PV Lighting Unit Series, manufactured under our agreement with Yuamao Laser, include:

GYSL-1	GYSL-6
5V 2.5AH Lead-Acid Battery 8 W light tube Alternative charging Mode Car charger Adaptor Solar panel Charging time: 8 times Continuously work for 30 hours Carton size 68X40X52 23.5Kg	6V 1.5AH Ni-MH Battery 7 Lumination Time 8 hours Continuous Working Time 7 days Body Material plastic body Color white/Green/Yellow 1 LED 10000mcd 8h 2Batteries Carton size 35X45x56

GYSL-2	GYSL-3	GYSL-4	GYSL-5
5V 2.5AH Lead-Acid Battery 8W Light Tube Alternative charging Mode Car charger Adaptor Solar panel Charging time: 8 times Continuously work for 30 hours Carton size 65X42X42.5 10.5Kg	Stainless Steel Body 8W Light Tube Continuously work for 30 hours Carton size 65X42X42.5 16.5Kg	175W Solar Energy system 70Ah Battery Controller 7A Energy Conservation Lamp 15W Lumination Time 8 hours Continuous Working Time 7 days	6V 1.5AH Ni-MH Battery 7W Light Tube Charging time: 8 times Continuously work for 30 hours Carton size 35X42X120 Color White

GYSL-7	GYSL-8	GYSL-9	GYSL-10
100W Solar Energy system 60Ah Battery Controller 10A Energy Conservation Lamp 15W Lumination Time 8 hours Continuous Working Time 7 days	45W Solar Energy system 50Ah Battery Controller 7A Energy Conservation Lamp 12W Lumination Time 8 hours Continuous Working Time 7 days	40W Solar Energy system 65Ah Battery Controller 6A Energy Conservation Lamp 11W Lumination Time 8 hours Continuous Working Time 7 days	80W Solar Energy system 100Ah Battery Controller 7A Energy Conservation Lamp 10W Lumination Time 8 hours Continuous Working Time 7 days

PRODUCTION FACILITIES

We plan to set up our manufacturing facilities in Nanyang City, Henan province, China. We plan setup three production lines to produce solar wafer, solar cell and solar module. We estimated the following costs for the equipment of three product lines:

Equipment:
Product Line	Annual Capacity	Equipment Details	Total Estimated Equipment Costs (US$)
Solar Wafer	67M pieces	20 cutting machines @ $500K-571K each	$10M
Solar Cell	25MW		$8.6M
PV Module	30MW	3 lines	$1.4M
		Total:	$20M

Land:
We signed a Land Purchase Agreement on December 1, 2008 with a local government for the rights to use 107 acres of land for a term of 40 years at the cost of $3,970 per acre. Our total cost is $423,420. We are in the process of obtaining our land use right certificate from the relevant local government authorities.

Factory:
We plan to build a 5,000 square meters factory space. The construction costs for building a new factory are estimated at $85.7 per square meter. Our total estimated cost of the factory is $428,500. We have performed a site visiton the land will be leased and also performed an evaluation on the factory setup costs.

We have registered our subsidiary, Nanyang UST as a WFOE in Nanyang City, Henan province in China, under the wholly foreign owned enterprise laws of China. We have obtained all government approvals in connection with Nanyang UST’s WFOE status.

We plan to complete factory construction and the first phase, the solar wafer production line, by the end of December 31, 2009. In addition, we plan to build a second phase of solar cell and PM module production lines.

Before our solar cell and PV module productions line are built, we plan to subcontract the PM modules manufacturing to related party, solar department at Yuemao Laser. We do not plan to manufacture the solar cell nor sub-contract manufacture before our own solar cell production line is set up.

RAW MATERIAL

We plan to purchase silicon ingots from Henan Xuntianyu Technology Ltd. (also known as Pro-EnterTech (Henan) Co. Ltd. (“Pro-Enter”). Pro-Enter’s new production capacity can produce 1,000 tons of silicon ingots to us on an annual base. We plan to enter a long term raw material purchasing agreement with Pro-Enter after our WFOE is established in Nanyang City, in Henan Province, China. We expect this will occur after we have the solar wafer production line ready for manufacturing.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

Our management team has engineering, product development and international sales backgrounds in advanced laser technologies, solar cell manufacturing, and solar manufacturing machinery design and sales. We intend to leverage our strong industry contacts and relationships to develop a strong global customer pipeline.

We plan to sell our solar wafer products to Suntech Power Holdings Co. (NYSE: STP) in Wuxi, China, Motech Industries, Inc. in Taiwan and JA Solar Holding (NASDAQ: JASO) in Hebei Province, China, and other solar cell and solar module producers. Our Chairman and management have had a multi-year relationship with these potential customers due to their position with Yuemao Laser, which has sold them laser equipment.

We plan to sell our solar cell and solar module product to customers in the EU, North America, Asia and Africa.

SALES AND MARKETING

We intend to develop several sales channels - direct sales, industry specific / country specific manufacturer’s sales representatives, and international strategic partnerships. The Company’s sales strategy is designed to capitalize its existing strong management relationships, rapidly growing market segments and emerging trends.

Direct Sales

Our executive team has the unique advantage of being able to leverage relationships from our strategic partner, Yuemao, whose business interests include steel trade, silicon laser technologies, water purifying facilities and real estate investments. The team has developed strong domestic and international relationships through their success in launching and developing an advanced laser technology company, Yuemao Laser, which focuses on serving the needs of the silicon wafer and solar industry.

The executive team also handles direct sales activities, while managing operations, product line enhancements, customer care, as well as vendor and agent relationships. A dedicated direct sales force and senior sales executives will be hired to sell to targeted trade channels in China, the US and Europe. This expanded direct sales team is expected to be the major force behind our growth. Emphasis will be given to growing and qualifying large accounts and or high margin products across the US, Germany, Italy, Switzerland, Russia, India, Japan and Taiwan.

Manufacturers’ Sales Representatives

We also intend to align ourselves with a number of specialized representatives and performance based contractors. These consist of individuals or small groups, who dedicate their respective sales and marketing efforts to either a limited number of companies or particular industry segments. They are small firms, each with 1-5 salespeople that we may have under contract. They will introduce our higher margin products to potential new customers in new industry segments.

International Distribution & Strategic Partners

We are evaluating potential contracts with a number of strategic distributors and partners in international markets in Asia (outside of China), South America, and Eastern Europe. These distributors will be encouraged to enter into agreements with the Company which require each organization to produce a minimum annual “dollar” sales amount per territory.

Public Relations

We are committed to raising our profile and leveraging additional publicity. To this end, we plan to expand our dialogue with leading industry analysts and trade publications. We plan to have members of our management speak at trade conferences, and contribute articles and press releases to market-specific publications. This will encourage industry analysts to view us as a keen innovator, activist, and campaigner in the promotion of solar power across a variety of applications.

We are planning a communications campaign focusing on trade events, panel discussions, speaking engagements, white papers, pitch letters, press announcements, direct marketing and advertising. The primary goal is to reinforce sales efforts by promoting positive testimonials and success stories from our initial base of clients, while also being an advocate and educator for renewable and sustainable energy sources. By participating in seminars and industry conferences, our management team intends to develop stronger awareness and relationships with current and potential customers.

Advertising

We intend to initiate a conservative, yet effective advertising campaign in major trade publications that will identify us as a quality purveyor of new, innovative, and attractively designed solar modules and technologies.

COMPETITION

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Within the renewable energy industry, Universal Solar believes that the main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies developing solar thermal and concentrated photovoltaic technologies. Among photovoltaic module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency and reliability. We believe that we can compete favorably with respect to these factors; however, we also believe that our growing focus on providing aesthetically pleasing modular solutions and an array of value added services and products helps further differentiate us from similar peers.

Our product designs, price points, relationships, infrastructure, quality control standards, and industry contacts represent substantial competitive advantages. We maintain a substantially lower cost structure than competitors based in the US and Europe. Foreign competitors currently cannot match us on pricing, technological innovation, and efficient use of low cost manufacturing resources. Furthermore, our competitive advantage in China is protected by significant knowledge of government regulations, business practices, and strong relationships.

We respect to our Chinese competitors, we view our strong marketing abilities and flexibility in rapidly bringing new products to market as our key advantages. It should be noted that many competitors are larger and have more financial resources, larger production capacities and greater brand name recognition which may, as a result, put them in a better position to adapt to changes in the industry or the economy as a whole. Additionally, because global supply of pure silicon is becoming scarce due to high demand in solar-powered appliances and technologies, we are evaluating opportunities to acquire and or enter into a joint-venture with a silicon mine that will help control cost pressures of related rising silicon prices.

PRINCIPAL OFFICE

Our principal office is located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060.

EMPLOYEES AND ORGANIZATION

As of December 31, 2008, we had four full-time employees. One employee is allotted to the production team; one employee is allotted to the technical team; one employee is allotted to the finance team and one is allotted to management. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

Subject to receipt of additional financing, we plan to recruit 300 employees at the new manufacturing facilities in Nanyang City, Henan Province in China. Our current four management team plan to move to the new manufacturing facilities as well. We plan to have the following composition of our organization:

Function	Planned Headcount
Sales	10
Administration & Accounting	40
Senior Management	4
Production	246
Total	300

TAX BENEFITS

As a WFOE, Nanyang UST is entitled to a two-year exemption from the enterprise income tax for its first two profitable years of operation, and to a 50% reduction of its applicable income tax rate of 25% for the succeeding three years.

RESEARCH AND DEVELOPMENT

Subject to receipt of additional financing, we plan to devote continuously a substantial amount of resources to research and development by focusing our efforts on the following areas.

Improving conversion efficiency of solar modules: One of the most promising ways of increasing the conversion efficiency of solar modules is maximizing the number of photons that reach the absorption layer of the semiconductor material so that they can be converted into electrons, maximizing the number of electrons that reach the surface of the cadmium telluride and minimizing the electrical losses between the semiconductor layer and the back metal conductor. We believe that our ability to achieve higher module efficiencies is primarily a function of rapidly transferring new technology developments into high-throughput module production and continuously making incremental improvements to the solar module and the manufacturing process internally or in conjunction with outsourced manufactures.

Optimization of Systems: We are planning to commit resources to reduce the cost and optimize the effectiveness of components in its photovoltaic system by collecting filed performance data to identify opportunities for module and process improvement and improve the performance of systems that use our modules. In addition, the Company uses this data to enhance predictive models and simulations for the end-users.

Flexibility in Design & Quick Implementation of Innovations: We are committed to being flexible to meet customer needs and being able to evolve quickly with market innovations and demands. The Company closely monitors trends and developing technologies in order to help insure its ability to meet both current and future customer preferences.

Providing Attractive & Flexible Lighting Systems and Solar Modules: Often overlooked by competitors, we are keen to implement and market new module designs and lighting systems that allow for better building and environmental integration. Staying in tune with architectural preferences and ahead of peers will help the Company thrive and prosper.

GOVERNMENT REGULATION

This section sets forth a summary of the most significant regulations or requirements that affect our business activities in China or our shareholders’ rights to receive dividends and other distributions from us.

Renewable Energy Law and Other Government Directives

In February 2005, China enacted its Renewable Energy Law, which became effective on January 1, 2006. The Renewable Energy Law sets forth policies to encourage the development and use of solar energy and other non-fossil energy. The renewable energy law sets out the national policy to encourage and support the use of solar and other renewable energy and the use of on-grid generation. It also authorizes the relevant pricing authorities to set favorable prices for the purchase of electricity generated by solar and other renewable power generation systems.

The law also sets out the national policy to encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar photovoltaic systems and other solar energy utilization systems. It also provides the general principles regarding financial incentives for the development of renewable energy projects. The projects, as listed in the renewable energy industry development guidance catalogue, may obtain preferential loans from financial institutions and can enjoy tax preferences. The State Council is authorized to stipulate the specific tax preferential treatments. However, so far, no rule has been issued by the State Council pertaining to this matter. In January 2006, China’s National Development and Reform Commission promulgated two implementation directives of the Renewable Energy Law. These directives set out specific measures in setting prices for electricity generated by solar and other renewal power generation systems and in sharing additional expenses occurred. The directives further allocate the administrative and supervisory authorities among different government agencies at the national and provincial levels and stipulate responsibilities of electricity grid companies and power generation companies with respect to the implementation of the Renewable Energy Law.

China’s Ministry of Construction also issued a directive in June 2005, which seeks to expand the use of solar energy in residential and commercial buildings and encourages the increased application of solar energy in different townships. In addition, the State Council promulgated a directive in July 2005 which sets out specific measures to conserve energy resources.

Environmental Regulations

We are subject to a variety of foreign, federal, state and local governmental regulations related to environmental protection. The major environmental regulations applicable to our proposed manufacturing facility include the Environmental Protection Law of the PRC, the Law of PRC on the Prevention and Control of Water Pollution, Implementation Rules of the Law of PRC on the Prevention and Control of Water Pollution, the Law of PRC on the Prevention and Control of Air Pollution, Implementation Rules of the Law of PRC on the Prevention and Control of Air Pollution, the Law of PRC on the Prevention and Control of Solid Waste Pollution, and the Law of PRC on the Prevention and Control of Noise Pollution.

Our proposed research and development activities and manufacturing facility are expected to use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes. If we fail to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

Intellectual Property Rights

The Patent Law (1984), as amended by the Decision on Amending the Patent Law (2000), and the Implementing Rules of the Patent Law (2001), as amended by the Decision on Amending the Implementing Rules of the Patent Law (2002) provide the application and protection of patents. An invention patent shall be valid for twenty years and an external design patent and a utility model patent shall be valid for ten years, commencing on their application dates, respectively. Any persons or entities using a patent without the consent of the patent owner, making counterfeits of patented products, or conducting other activities which infringe upon patent rights will be held liable for compensation to the patent owner, fines charged by the administrative authorities and even criminal punishment.

Our success depends, in part, on our ability to conduct business without infringing on the proprietary rights of others. We rely primarily on a combination of trade secrets, as well as employee and third party confidentiality agreements to safeguard our intellectual property.

ITEM 1A.  RISK FACTORS

An investment in our common stock is speculative and involves an extremely high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this prospectus, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition and results of operations and the value of our common stock could be materially and adversely affected.

RISKS RELATING TO OUR COMPANY

WE ARE AN EARLY STAGE COMPANY AND HAVE NO OPERATING HISTORY ON WHICH TO EVALUATE OUR POTENTIAL FOR FUTURE SUCCESS.

Our company was formed in July 2007, and to date has only a short period of formation, planning, analysis and testing. In addition, we have no operating history under our proposed business model upon which you can evaluate our business and prospects.

Our lack of operating history may prevent a meaningful evaluation of our business, financial performance and prospects. Subject to successful product testing and receiving a purchase order for such product in the second quarter of 2008, we plan to have our first solar cell manufactured using a third-party manufacturer to produce the product. We have only shipped a small number of solar cells and have recognized very little revenues from sales of our solar cells.

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

WE HAVE INCURRED LOSSES IN CERTAIN PRIOR PERIODS AND MAY INCUR LOSSES IN THE FUTURE.

We incurred net losses of $346,993 for the year ended December 31, 2008, and we may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

THERE ARE SIGNIFICANT RISKS IN EXECUTING OUR BUSINESS STRATEGY AND OUR BUSINESS PLANS COULD CHANGE

To execute our business plan, we will need to recruit over 300 employees, secure raw materials from suppliers, set up a manufacturing facility, establish a distribution channel and secure purchase orders from customers. Each of these elements carries substantial risk in our ability to execute on them, including our ability to finance the costs — estimated at $20 million for the cost to equip a facility to manufacture three product lines — and our ability to successfully manage the startup. These uncertainties could cause us to significantly change our strategy.

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

From company inception to the date of filing of this report, we have not purchased any silicon ingots and silicon wafers. We plan to purchase silicon wafer from Suntech Power Holdings Co. (NYSE:STP), Motech Industries, Inc. and JA Solar Holding (NASDAQ: JASO). To develop or secure our relationships with these suppliers, we may extend interest-free loans or make prepayments to them, or grant them warrants or other rights to purchase our ordinary shares, which could increase our costs or expenses. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased revenue and loss of market share. In general, the failure of a supplier to supply materials and components that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. We cannot assure you that we will not experience shortfalls of silicon ingots or silicon wafers from our suppliers in the future or that, in the event of such shortfalls, we will be able to find other silicon ingots and silicon wafers suppliers to satisfy our production needs. Any disruption in the supply of silicon wafers to us may adversely affect our business, financial condition, results of operations and business prospects.

OUR DEPENDENCE ON A LIMITED NUMBER OF CUSTOMERS MAY CAUSE SIGNIFICANT FLUCTUATIONS OR DECLINES IN OUR REVENUES.

We plan to sell a substantial portion of our wafers and PV products to a limited number of customers, including distributors, engineering design firms, system integrators, other value-added resellers, as well as integrated manufacturers of PV products. To date, we have not had any customers or any sales. We plan to conduct our sales to customers typically through non-exclusive, short-term arrangements where the contract prices are typically agreed upon between our customers and us on a quarterly basis, and as such, our actual revenues can vary significantly. We anticipate that our dependence on a limited number of customers would continue for the foreseeable future. Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

•	reduction, delay or cancellation of orders from one or more significant customers;
•	selection by one or more significant customers of products competitive with ours;
•	loss of one or more significant customers and our failure to identify additional or replacement customers; and
•	failure of any significant customers to make timely payment for our products.

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

Following the approval of our subsidiary as a WFOE, we plan to set up our manufacturing facilities in Nanyang city, Henan province, China, our assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to both the relevant government agency's approval and supervision as well the foreign exchange control. This may generate additional risk for our investors in case of dividend payment and liquidation.

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

WE MAY HAVE DIFFICULTY ESTABLISHING ADEQUATE MANAGEMENT, LEGAL AND FINANCIAL CONTROLS IN THE PEOPLE'S REPUBLIC OF CHINA.

The People's Republic of China historically has been deficient in Western style management and financial reporting concepts and practices, as well as in modern banking, computer and other control systems. We may have difficulty in hiring and retaining a sufficient number of qualified employees to work in The People's Republic of China for our wholly foreign owned enterprise (WFOE) in China. As a result of these factors, we may experience difficulty in establishing management, legal and financial controls, collecting financial data and preparing financial statements, books of account and corporate records and instituting business practices that meet Western standards.

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

There is uncertainty as to whether courts of the Republic of China would enforce:

•	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or
•
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

In October 2005, the PRC State Administration of Foreign Exchange, or SAFE, issued the Notice on Relevant Issues in the Foreign Exchange Control over Financing and Return Investment Through Special Purpose Companies by Residents Inside China, generally referred to as Circular 75, which required PRC residents to register with the competent local SAFE branch before establishing or acquiring control over an offshore special purpose company, or SPV, for the purpose of engaging in an equity financing outside of China on the strength of domestic PRC assets originally held by those residents. Internal implementing guidelines issued by SAFE, which became public in June 2007 (known as Notice 106), expanded the reach of Circular 75 by (1) purporting to cover the establishment or acquisition of control by PRC residents of offshore entities which merely acquire "control" over domestic companies or assets, even in the absence of legal ownership; (2) adding requirements relating to the source of the PRC resident's funds used to establish or acquire the offshore entity; (i) covering the use of existing offshore entities for offshore financings; (3) purporting to cover situations in which an offshore SPV establishes a new subsidiary in China or acquires an unrelated company or unrelated assets in China; and (4) making the domestic affiliate of the SPV responsible for the accuracy of certain documents which must be filed in connection with any such registration, notably, the business plan which describes the overseas financing and the use of proceeds. Amendments to registrations made under Circular 75 are required in connection with any increase or decrease of capital, transfer of shares, mergers and acquisitions, equity investment or creation of any security interest in any assets located in China to guarantee offshore obligations, and Notice 106 makes the offshore SPV jointly responsible for these filings. In the case of an SPV which was established, and which acquired a related domestic company or assets, before the implementation date of Circular 75, a retroactive SAFE registration was required to have been completed before March 31, 2006; this date was subsequently extended indefinitely by Notice 106, which also required that the registrant establish that all foreign exchange transactions undertaken by the SPV and its affiliates were in compliance with applicable laws and regulations. Failure to comply with the requirements of Circular 75, as applied by SAFE in accordance with Notice 106, may result in fines and other penalties under PRC laws for evasion of applicable foreign exchange restrictions. Any such failure could also result in the SPV’s affiliates being impeded or prevented from distributing their profits and the proceeds from any reduction in capital, share transfer or liquidation to the SPV, or from engaging in other transfers of funds into or out of China.

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

IF THE CHINA SECURITIES REGULATORY COMMISSION, OR CSRC, OR ANOTHER PRC REGULATORY AGENCY, DETERMINES THAT CSRC APPROVAL IS REQUIRED IN CONNECTION WITH THIS OFFERING, THIS OFFERING MAY BE DELAYED OR CANCELLED, OR WE MAY BECOME SUBJECT TO PENALTIES.

On August 8, 2006, six PRC regulatory agencies, including the CSRC, promulgated the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, which became effective on September 8, 2006. This new regulation, among other things, has certain provisions that require SPVs formed for the purpose of acquiring PRC domestic companies and controlled by PRC individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market.  However, the new regulation does not expressly provide that approval from the CSRC is required for the offshore listing of a SPV which acquires, directly or indirectly, equity interest or shares of domestic PRC entities held by domestic companies or individuals by cash payment, nor does it expressly provide that approval from CSRC is not required for the offshore listing of a SPV which has fully completed its acquisition of equity interest of domestic PRC equity prior to September 8, 2006.  On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.  It is not clear whether the provisions in the new regulation regarding the offshore listing and trading of the securities of a SPV applies to an offshore company such as us which has acquired the equity interest of PRC domestic entities in cash and has completed the acquisition of the equity interest of PRC domestic entities prior to the effective date of the new regulation.  Since the new regulation has only recently been adopted, there remains some uncertainty as to how this regulation will be interpreted or implemented.  Although the CSRC or another PRC regulatory agency has not determined that CSRC approval is required for this offering, if the CSRC or another PRC regulatory agency subsequently determines that the CSRC's approval is required, we may face sanctions by the CSRC or another PRC regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in the PRC, limit our operating privileges in the PRC, delay or restrict the repatriation of the proceeds from this offering into the PRC, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, reputation and prospects, as well as the trading price of our shares. The CSRC or other PRC regulatory agencies may also take actions requiring us, or making it advisable for us, to delay or cancel this offering before settlement and delivery of the shares being offered by us.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060. This is the office of our Chairman and CEO, Mr. Wensheng Chen, and the cost of using that office is approximately $15,000 per year. Our telephone number at our principal executive office is 86-756-8682610. In addition, we have acquired land use rights to 71,280 square meters of land located at Houlin Village Erlangmiao Town in Henan Province in China where we plan to build our manufacturing facilities. We have reserved a domain and intend to maintain an Internet website at www.Kuong-U.com in both Chinese and English language. Information on our websites is not part of this report.

ITEM 3.  LEGAL PROCEEDINGS

We are currently not involved in any litigation that could have a material adverse effect on our financial condition or results of operations. There is no action, suit, proceeding, inquiry or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our Company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of the Company’s subsidiaries or of the Company's subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

There is currently no active market for our securities.

SHAREHOLDERS OF RECORD

As of March 11, 2009, there were 49 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never paid cash dividend on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividends will be paid in the foreseeable future. Our future payment of dividend will depend on our earnings, capital requirements, expansion plans, financial condition and other relevant factors.

ITEM 6.  SELECTED FINANCIAL DATA

Not required for smaller reporting company.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In addition, we have received test results for our Photovoltaic Modules, GYSP175 and have passed the VDE standard certificates of IEC 61730-1, and 61730-2, and IEC 61215. As a result of meeting these standards, we are able to market our Photovoltaic Modules, GYSP175 in Europe.

We have also registered our subsidiary, Nanyang UST as a WFOE in Nanyang City, Henan Province, China, under the foreign owned enterprise laws of China. We plan to manufacturing solar wafers, solar cell and Photovoltaic Modules.

We must raise cash from sources other than operations. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and continue our operations in China. We have raised total net proceeds of $241,733 in a stock offering in 2008, we do not know how long the money will last, however, we do believe it will last twelve months. We have begun China operations with money raised from this offering.

We have begun China operations but we cannot guarantee that we will be able to sustain our China operations if we are unable to successfully sell our PV modules products internationally. We may quickly use up the proceeds from our stock offering in 2008 and will need to find alternative sources of funding, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through the stock offering in 2008 and private loans from our Chairman. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Once we exhaust our net proceeds from the stock offering in 2008, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

PLAN OF OPERATION

We believe with the net proceeds from the stock offering in 2008, we can satisfy our cash requirements during the next 12 months. We will not produce any product before we receive down payment from our buyer. We do not expect to purchase or sell plant or significant equipment. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our products and to begin factory constructions in Nanyang city, Henan province in China.

In 2008 we have accomplished the following milestones:

1. Completedour public offering. We raised total net proceeds of $241,733, and as a result we have begun our operations in Nanyang City, Henan Province, China. We have also begun phase 1 of our factory construction in Nanyang City, Henan Province, China.

2. We received the certificates of IEC 61730-1, and 61730-2, and IEC 61215. As a result we are now able to market our Photovoltaic Modules, GYSP175 to Europe. We have also begun marketing our PV modules and solar lighting systems to Asia and Africa countries and have received small orders from Asia, including India and the Middle East.

3. We entered into a 40 year Lang Purchase Agreement on December 1, 2008 for the land use right for 107 acres of land at the cost of approximately $2,970 per acre for a total of  $423,420 with the local government in Nanyang City, China. We expect to receive the necessary land use certificate from the local government imminently. We plan to build a 5,000 square meters factory space. Our estimated costs for building the new factory is estimated at $85.7 per square meter. Our total estimated cost of the factory construction is $428,500. We have visited the actual site and conducted an evaluation on the factory setup costs accordingly. We will not begin factory construction before we find strategic investors.

4. We registered our subsidiary Nanyang UST as a Wholly Foreign Owned Enterprise (WFOE) in Nanyang City, Henan Province in China in the second quarter in 2008. We have received all necessary permits and licenses from the Nanyang Industrial and Commerical Administration Bureau on March 7, 2009.

Looking forward to 2009, we plan to accomplish the following:

1. Raise capital through both equity and debt financing to provide for the construction of our factory in Nanyang City, China.

2. Profitably market and sell our products.

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

To become profitable, we have to sell our products and generate revenue. In addition, because our new WFOE manufacturing setup in China will require additional investment, we are seeking both equity and debt financing to provide the capital required to implement our business plan in China.

We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations into China. Equity financing could result in additional dilution to existing shareholders.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2008 to December 31, 2007:

Revenue. Our revenue for the year ended December 31, 2008 is $11,454 compared to $0 for the year ended December 31, 2007.  All of our revenue was generated from sales of products manufactured by third parties.

Cost of Sales.  Our cost of sales increased from $0 for the year ended December 31, 2007 to $10,985. the increase is attributable to the sales of products manufactured by third parties.

General and Administrative Expenses.  General and administrative expenses increased by $155,889 or 99% to $312,800 for the year ended December 31, 2008 from $156,911 for the same period in 2007. The increase was mainly due to expenses associated with consulting, legal and audit expenses associated with the registration of our common stock with the SEC, the fees for obtaining the EU standard certifications for our products, salary and office expenses.

Net Loss.  Net loss increased by $190,082 or 121% from $156,911 for the year ended December 31, 2007 to $346,993 for the same period in 2008.  The increase in net loss is mainly due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2008, we had total assets of $709,111 and total liabilities of $814,223 and we had cash of $259,025.

Net cash used in operating activities was $251,628 which is an increase of $110,438 from net cash used in operating activities of $141,190 for the same period in 2007. The increase was mainly due to payment associated with obtaining the EU standard certifications for our products, salary, office expenses and legal fees.

Net cash used in investing activities for the fiscal year 2008 was $423,420, increased from $0 for the same period in 2007. This increase was due to acquisition of land.

Net cash provided by financing activities for the fiscal year 2008 was $856,323, an increase of $618,836 from $237,487. This increase was due to increase of loans from stockholders and proceeds from the sale of our common stock.

We are actively seeking additional external funding, but to date we have not consummated any financing transactions other than a personal loan from our Chief Executive Officer in the principal amount of $22,485 and $698,836.

Without additional funding, the Company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model.  These circumstances could have a material adverse effect on our business and result in our ability to continue to operate as a going concern.

CRITICAL ACCOUNTING POLICIES

Basis of presentation - development stage company

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations exclusive of minimal sales of non-solar related merchandise.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7").  Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s equity and cash flows disclose activity since the date of the Company’s inception.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi (RMB); however, the accompanying financial statements have been translated and presented in United States dollars (USD).

Certain amounts included in the 2007 financial statement have been reclassified to conform to the 2008 financial statement presentation.

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

Cash and cash equivalents

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

Nanyang UST obtained the right to use a parcel of land for its office and production facilities.  Pursuant to the contract from the local government of the PRC, the contract expires in 2048.  This land use right was recorded at cost and will be amortized over the life of the lease when the land is in service.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long-lived assets
The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Research and development costs

Research and development costs are charged to expenses as incurred.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2008 and 2007 there were no common stock equivalents outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective in the first fiscal quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities” – including an amendment of FASB Statement No. 115 (FAS 159).  FAS 159 will become effective for the company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.  The Company does not anticipate that the election if any, of this fair value option will have a material effect on results or operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.     SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations are determined.

EITF Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.  The adoption of EITF07-1 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2008 and 2007 begins on page F-1 of this report.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

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

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

MANAGEMENT AND BOARD OF DIRECTORS

The following table sets forth the names and ages of our current directors and executive officers, their principal offices and positions and the date each such person became a director or executive officer of our company. Our executive officers are elected annually by the Board of Directors. Our directors serve one year terms until their successors are elected. The executive officers serve terms of one year or until their death, resignation or removal by the Board of Directors. In addition, there were no arrangements or understanding between any executive officer and any other person pursuant to which any person was selected as an executive officer. Currently, directors are not compensated for serving on the Board of Directors. We have not established compensation or executive committees. Currently, our entire board of directors serves as our audit committee. Because of the small size of the Company and the risk attendant to a small public company, we are currently unable to attract an audit committee financial expert to our Board of Directors. None of our directors are independent within the meaning set forth in the rules of NASDAQ as currently in effect.

Name	Age	Position	Date Of Appointment
Wensheng Chen	75	Chief Executive Officer and Chairman of the Board of Directors	July 25, 2007,
Ling Chen	44	President, Chief Financial Officer, Treasurer, Secretary and Board Director	July 25, 2007

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Wensheng Chen, Founder, Chief Executive Officer & Chairman of the Board

Mr. Wensheng Chen is the founder of Universal Solar and currently serves as the Company’s Chief Executive Officer and Chairman. He has over 40 years executive experience in technology manufacturing, sales, and product innovation. He is also the Founder and a current Board Member of Yuemao Laser which supplies laser scribing, cutting, welding, grooving to solar cell and modules manufacturers such as SunTech Power Holdings. Mr. Chen worked as manager and executive at Shenyang Liming Machine Making Company from 1958 to 1984. In 1984 he founded a trading company in Beijing. In 1999, Mr. Chen established Yuemao Laser in Zhuhai City. He studied at Liaoning University and majored in TV Broadcasting from 1964 to 1967. In 1967 he continued his education by majoring in politics and philosophy.

Ling Chen, President and Chief Financial Officer and Board Director

Ling Chen currently serves as the President, Chief Financial Officer, Treasurer, Secretary and Board Member of Universal Solar and has over twenty five years of business consulting and advisory experience. She is the daughter of Mr. Wensheng Chen and has been a shareholder and advisor to Yuemao Laser since 1999. Ms. Chen held various management positions with Shenyang Associates, a retail shopping mall company from October 1982 to November 1990. From November 1991 to 1997 she held various positions with Shenyang Shopping Mall.

INDEMNIFICATION OF DIRECTORS AND OFFICERS

Our articles of incorporation limit the liability of directors to the maximum extent permitted by Nevada law. This limitation of liability is subject to exceptions including intentional misconduct, obtaining an improper personal benefit and abdication or reckless disregard of director duties. Our articles of incorporation and bylaws provide that we may indemnify its directors, officer, employees and other agents to the fullest extent permitted by law. Our bylaws also permit us to secure insurance on behalf of any officer, director, employee or other agent for any liability arising out of his or her actions in such capacity, regardless of whether the bylaws would permit indemnification. We currently do not have such an insurance policy.

Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted for our directors, officers and controlling persons pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on forms 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our Company with copies of all Section 16(a) reports they file. Our executive officers, directors and 10% shareholders have not complied with Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

The executives of the Company received no compensation from the Company for the period from inception to December 31, 2007. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees. The following table sets forth compensation we paid to the following employee, officer and our Chairman of the board during the year ended December 31, 2008.

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	Other	Total
Wensheng Chen	2008	$10,215	-	-	-	-	-	-	$10,215
	2007	$-	-	-	-	-	-	-	$-
Ling Chen	2008	$10,215	-	-	-	-	-	-	$10,215
	2007	$-	-	-	-	-	-	-	$-

We have no Outstanding Equity Awards and director compensation plan.

Employment Agreements; Termination of Employment and Change of Control Arrangements

We have no employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 11, 2009 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,574,974 shares of Common Stock outstanding as of March 11, 2009. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

Name	Position Held	Shares Owned		% Owned
Officers and Directors
Wensheng Chen	Chairman of the Board of Directors	15,000,000	(1)	66.4%
Ling Chen	President & Chief Financial Officer	193,233	(2)	* %
	All executive officers and directors as a group (2 persons)	15,193,233		67.3%

5% Shareholder
Hui Chen		5,000,000		22.1%
Yuming Liu		5,000,000		22.1%
 * Less than 1%.
(1) Includes 5,000,000 shares held by Yumin Liu, Mr. Chen’s wife.
(2) Shares are held by Xiaodong Wu, Ms. Chen’s husband.

Item 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

Founders of Universal Solar and Kuong U were previously engaged in developing PV modules and PV applications business through the solar energy department at Yuemao Laser. Yuemao Laser's parent company is Yuemao Science & Technology Group (“Yuemao Technology”). Yuemao Technology’s shareholders are our Chairman and largest shareholder, Mr. Wensheng Chen with 50% ownership, Ms. Hui Chen 25% ownership, and Ms. Ling Chen 25% ownership. Hui Chen and Ling Chen (our President and Chief Financial Officer) are daughters of Wensheng Chen (our Chairman of the Board and Chief Executive Officer).

Our principal executive offices are located at property owned by of our Chairman, Wensheng Chen. We did not pay any rent to Mr. Chen for 2007. In the year ended December 31, 2008, we incurred rental expenses of $15,468.

We have developed our prototype products through the solar department at Yuemao Laser. Prototypes have been manufactured by Yuamao Laser under an agreement with us under which we retain all rights to the design of the products and exclusive rights to market and sell the products. Based on the agreement between Kuong U and Yuemao Laser, Yuemao Laser has been developing these prototype products without an up-front payment. According to the agreement, Kuong U will pay Yuemao Laser a 1% royalty fee on Kuong U’s actual products sales.

Until our manufacturing facilities are built we plan to subcontract the manufacturing of our PV module products to the solar department at Yuemao Laser. Prices for such contract manufacturing have not been determined.

On November 2, 2008 we entered into a loan agreement with our Chairman and CEO, Mr. Wenshen Chen for the principal amount of $22,483. The loan matures in five years and carries an annual interest rate of 5%.

From March 1, 2007 to December 3, 2008, our Chairman and CEO, Mr. Wensheng Chen paid various expense for the Company, including consulting, legal and audit fees and expenses. These payments on behalf of the Company are considered as personal loans to the Company. The total loan to the Company was in the principal amount of HK$5,332,506 (approximately US$698,836). This loan is non-interest bearing and due on demand. Interest was imputed in the amount of $36,616 for the year ended December 31, 2008

The Company has developed prototype products through the solar department though a related party company with no charge.

During the year ended December 31, 2008, the Company purchased solar panels totaling $10,985 from a company owned by our CEO.

On March 27, 2007, Kuong U entered a consulting agreement with Allstar Capital Inc. (“Allstar”). On February 28, 2008, Kuong U and Allstar amended and restated the consulting agreement.

According to Amended and Restated Consulting Agreement, among other things, Allstar and its chosen consultants provide advice on the capital structure of UST, financing options, types of financial instruments to be offered, and the market segment for which the financial instruments are suitable. In addition, Allstar and its chosen consultants will also provide linguistic services for UST, including assisting with translations from English to Chinese and Chinese to English; introduce professional firms and individuals to UST, including a U.S. law firm, a U.S. accounting firm, a broker dealer and investment bank; and provide advice on UST’s incorporation in the state of Nevada. Allstar and its chosen consultants also advise UST, with the help of UST’s U.S. securities counsel, on its registered offering of common stock and related filing with U.S. Securities and Exchange Commission and, when UST engages a market maker, to file its applications with the Financial Industry Regulatory Authority (FINRA) to be quoted on Over-the-counter Bulletin Board.

Kuong U paid Allstar $90,000 on March 27, 2007; and $75,000 on May 29, 2008.

Hongtao Shi, Liuyi Zhang and Fred Chang are partner consultants at Allstar Capital Inc. Yulan He was an individual finder for Allstar. Ms. He introduced UST to Allstar. Pursuant to a Revenue and Success Sharing Agreements between (i) Allsar and Hongtao Shi and (ii) Allstar and Liuyi Zhang and a Finder Agreement between Allstar and Yulan He, these individuals and companies received the following percent of cash from Allstar when it received the above described cash payments from UST:

Name of Individuals	% of Sharing
Hongtao Shi	35%
Liuyi Zhang	25%
Yulan He	15%
Allstar	25%
Total	100%

UST will owe Allstar an additional $75,000 if this registration statement is declared effective and an additional $50,000 if the common stock is admitted for quotation on the Over-the-counter Bulletin Board.

On June 19, 2007, Avenndi, LLC (“Avenndi”) entered a consulting agreement with Kuong U. Avenndi is a corporate strategy and consultancy firm based in Los Angeles, California. Avenndi recommended various corporate strategies and actions aimed to improve the company’s overall business image and value. Furthermore, Avenndi assisted UST in the development of a business information memorandum and executive business summary for UST. UST paid $12,000 for Avenndi’s services.

In February 2008, pursuant to the Revenue and Success Sharing Agreements between (i) Allsar and Hongtao Shi and (ii) Allstar and Liuyi Zhang, the Finder Agreement between Allstar and Yulan He, and the agreement between Allstar and Avenndi, LLC, these individuals and companies received an allocation of common shares from UST when UST issued Allstar a total 942,408 common shares as payment upon entering into the Amended and Restated Consulting Agreement.

Three of the recipients of an allocation of Allstar’s common shares from UST designated a nominee controlled by them to be the record holder of the shares. Hongtao Shi, Liuyi Zhang and Allstar designated the following companies: First Prestige, Inc, JD Infinity Holdings, Inc. and Catalpa Holdings, Inc., to hold the common shares. All of these three companies are the British Virgin Islands’ companies. First Prestige, Inc. is controlled by Hongtao Shi; JD Infinity Holdings, inc. is controlled by Liuyi Zhang; and Catalpa Holdings, Inc. is controlled by Fred Chang. In addition, Avenndi, LLC is controlled by John Kennedy and Allstar Capital Inc. is a Maryland registered consulting company owned by Fred Chang.

The designees listed below are the current holders of the 942,408 common shares issuded by UST in February 2008:

First Prestige, Inc.	326,343
JD Infinity Holdings, Inc.	233,102
Catalpa Holdings, Inc.	233,102
Yulan He	139,861
Avenndi LLC	10,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services in Our 2007 and 2006 Fiscal Years

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2008 was as follows:

2008
Audit Fees	$27,500
Audit-Related Fees	-
Total Audit and Audit-Related Fees	27,500
Tax Fees	-
All Other Fees	-

Total for independent public audit firms	$27,500

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidatd financial statements included in quarterly reports and services that are normally provided by Paritz & Company, P.A. in connectin with statutory and regulatory filings or engagements.

Audit-Related Fees include accounting consultations related to accounting, financial reporting or disclosure matters not classified as "Audit Fees." Tax Fees include tax compliance, tax advice and tax planning services. These services related to the preparation of various state and federal tax returns and review of Section 409A compliance.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008*
21.1	List of Subsidiaries(1)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)*
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)*
*Filed herewith
(1) Filed as exhibit to the Company’s Registration Statement on Form S-1 filed on May 9, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 9, 2009
Universal Solar Technology, Inc.

By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE

/s/ Wensheng Chen	CEO and Chairman
Wensheng Chen	(Principal Executive Officer)	April 9, 2009

/s/ Ling Chen	Chief Financial Officer and Director
Ling Chen	(Principal Financial and Accounting Officer)	April 9, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Universal Solar Technology, Inc. and Subsidiaries
(A Development Stage Company)
Zhuhai, China

We have audited the accompanying consolidated balance sheets of Universal Solar Technology, Inc. and Subsidiaries (A Development Stage Company) (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ deficiency and cash flows for the period from inception (July 24, 2007) to December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has sustained a loss since inception and at December 31, 2008 the Company’s current liabilities exceeded its current assets by $506,057 and the Company has not earned any revenues from operations since inception. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiaries (A Development Stage Company) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the period from inception (July 24, 2007) to December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

Paritz & Company, P.A.

Hackensack, New Jersey
March 25, 2009

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

	December 31,
	2008	2007

ASSETS
CURRENT ASSETS:
Cash	$259,025	$91,183
Other sundry current assets	26,666	1,779
TOTAL CURRENT ASSETS AND TOTAL ASSETS	285,691	92,962

LAND USE RIGHT	423,420	-

TOTAL ASSETS	$709,111	$92,962

LIABILITIES’ AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable	$12,867	$-
Due to related party	50,462	-
Accrued expenses	29,583	17,500
Due to stockholders	698,836	106,730
TOTAL CURRENT LIABILITIES	791,748	124,230

LONG-TERM DEBT	22,485	-

STOCKHOLDERS’ DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized, 22,574,974 and 20,000,000 shares issued and outstanding at December 31, 2008 and 2007, respectively	2,257	2,000
Additional paid-in capital	416,273	128,757
Deficit accumulated during development stage	(503,904)	(156,911)
Accumulated other comprehensive income	(19,748)	(5,114)
TOTAL STOCKHOLDERS’ DEFICIENCY	(105,122)	(31,268)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$709,111	$92,962

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF OPERATIONS AND COMPREHENSIVE LOSS

	Year Ended December 31, 2008	From Inception (July 24, 2007) to December 31, 2007	From Inception (July 24, 2007) to December 31, 2008

SALES	$11,454	$-	$11,454

COSTS AND EXPENSES:
Cost of goods sold	10,985		10,985
General and administrative expenses	312,800	156,911	469,711

TOTAL COSTS AND EXPENSES	323,785	156,911	480,696

LOSS FROM OPERATIONS	(312,331)	(156,911)	(469,242)

OTHER INCOME (EXPENSES):
Interest expense	(36,616)	-	(36,616)
Dividend and interest income	471	-	471
Gain on foreign currency transactions	1,483	-	1,483

NET LOSS	(346,993)	(156,911)	(503,904)

OTHER COMPREHENSIVE LOSS:
Foreign currency translation adjustment	(14,634)	(5,114)	(19,748)

COMPREHENSIVE LOSS	$(361,627)	$(162,025)	$(523,652)

BASIC AND DILUTED EARNINGS PER COMMON SHARE	$(0.02)	$(0.01)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,997,561	20,000,000	20,666,254

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIENCY

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME	TOTAL
	SHARES	AMOUNT
BALANCE – JULY 24, 2007	-	$-		$-	$-	$-

Sale of common stock	20,000,000	2,000	128,757	-	-	130,757

Foreign currency translation adjustment	-	-		-	(5,114)	(5,114)

Net loss	-	-	-	(156,911)	-	(156,911)

BALANCE – DECEMBER 31, 2007	20,000,000	2,000	128,757	(156,911)	(5,114)	(31,268)

Stock issued for services	942,408	94	9,330	-	-	9,424

Sale of common stock	1,632,566	163	241,570	-	-	241,733

Imputed interest on stockholder loan	-	-	36,616	-	-	36,616

Foreign currency translation adjustment	-	-	-	-	(14,634)	(14,634)

Net loss	-	-	-	(346,993)	-	(346,993)

BALANCE – DECEMBER 31, 2008	22,574,974	$2,257	$416,273	$(503,904)	$(19,748)	$(105,122)

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
 (A Development Stage Company)

CONSOLIDATED STATEMENT OF CASH FLOWS

	Year Ended December 31, 2008	From Inception (July 24, 2007) to December 31, 2007	From Inception (July 24, 2007) to December 31, 2008

OPERATING ACTIVITIES:
Net loss	$(346,993)	$(156,911)	$(503,904)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on stockholder loan	36,616	-	36,616
Stock issued for services	9,424	-	9,424
Changes in operating assets and liabilities:
Other current assets	(26,087)	(1,779)	(27,866)
Accrued expenses	12,083	17,500	29,583
Accounts payable	12,867	-	12,867
Other payables	50,462	-	50,462
NET CASH USED IN OPERATING ACTIVITIES	(251,628)	(141,190)	(392,818)

INVESTING ACTIVITIES:
Acquisition of property and equipment	(423,420)	-	(423,420)
NET CASH USED IN INVESTING ACTIVITIES	(423,420)	-	(423,420)

FINANCING ACTIVITIES:
Loan from stockholders	614,590	106,730	721,320
Sale of common stock	241,733	130,757	372,490
NET CASH PROVIDED BY FINANCING ACTIVITIES	856,323	237,487	1,093,810

EFFECT OF EXCHANGE RATE ON CASH	(13,433)	(5,114)	(18,547)

INCREASE IN CASH	167,842	91,183	259,025

CASH – BEGINNING OF PERIOD	91,183	-	-

CASH – END OF PERIOD	$259,025	$91,183	$259,025

See notes to financial statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
(A Development Stage Company)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2008

1	BUSINESS DESCRIPTION

Universal Solar Technology, Inc. (the “Company”) was incorporated in the State of Nevada on July 24, 2007.  The Company operates through its wholly-owned subsidiaries, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007 and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008.    The Company intends to provide silicon wafers, solar cell, high efficiency solar photovoltaic (“PV”) modules and other PV application products such as solar lighting systems in the European Union, North America, Africa and Asia.

2	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation - development stage company

The Company has been obtaining the requisite approvals from the Chinese government and since inception, has not earned any revenue from operations exclusive of minimal sales of non-solar related merchandise.  Accordingly, the Company’s activities have been accounted for as those of a “Development Stage Enterprise”, as set forth in Financial Accounting Standards Board Statement No. 7 (SFAS 7").     Among the disclosures required by SFAS 7 are that the Company’s financial statements be identified as those of a development stage company, and that the statements of operations, stockholder’s equity and cash flows disclose activity since the date of the Company’s inception.

The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America. Our functional currency is the Chinese Renminbi (RMB); however, the accompanying financial statements have been translated and presented in United States dollars (USD).

Certain amounts included in the 2007 financial statement have been reclassified to conform to the 2008 financial statement presentation.

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

Cash and cash equivalents

The Company maintains cash with financial institutions in the Peoples Republic of China (“PRC”) which are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Cash and cash equivalents include cash in hand and cash in time deposits, certificates of deposit and all highly liquid debt instruments with original maturities of three months or less.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes, whereas accelerated methods are used for tax purposes.

NUST obtained the right to use a parcel of land for its office and production facilities.  Pursuant to the contract from the local government of the PRC, the contract expires in 2048.  This land use right was recorded at cost and will be amortized over the life of the lease when the land is in service.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long-lived assets

The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.  Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.

Research and development costs

Research and development costs are charged to expenses as incurred.

Deferred income taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 (ASFAS 109") which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, SFAS 109 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2008 and 2007 there were no common stock equivalents outstanding.

Comprehensive income

Comprehensive income is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income and the foreign currency translation gain, net of tax.

Statement of cash flows

In accordance with Statement of Financial Accounting Standards No. 95, “Statement of Cash Flows,” cash flows from the Company’s operations are calculated based upon the local currencies. As a result, amounts related to assets and liabilities reported on the statement of cash flows will not necessarily agree with changes in the corresponding balances on the balance sheet.

New accounting pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements”.  This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  The statement is effective in the first fiscal quarter of 2008 except for non-financial assets and liabilities recognized or disclosed at fair value on a recurring basis, for which the effective date is fiscal years beginning after November 15, 2008.  The Company believes that the adoption of SFAS No. 157 will not have a material effect on its results of operations, cash flows or financial position.

In February 2007, the FASB issued FASB Statement No, 159, “The Fair Value Option for Financial Assets and Liabilities” – including an amendment of FASB Statement No. 115 (FAS 159).  FAS 159 will become effective for the company on April 1, 2008.  This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings.  Such accounting is optional and is generally to be applied instrument by instrument.  The Company does not anticipate that the election if any, of this fair value option will have a material effect on results or operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, and SFAS No. 160, Non-controlling Interests in Consolidated Financial Statements.  SFAS 141 (R) requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired.  SFAS No. 160 clarifies that a non-controlling interest in a subsidiary should be reported as equity in the consolidated financial statements.  SFAS No. 141 (R) and SFSS No. 160 are effective for financial statements issued for fiscal years beginning after December 15, 2008.  Early adoption is prohibited.  The Company has not yet determined the effect on its financial statements, if any, upon adoption of SFAS No. 141 (R) or SFAS No. 160.     SFAS 141 (R) will significantly affect the accounting for future business combinations and the Company will determine the accounting as new combinations are determined.

EITF Issue 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property is effective for financial statements issued for fiscal years beginning after December 15, 2008.  This issue addresses the income statement classification of payments made between parties in a collaborative arrangement.  The adoption of EITF07-1 is not expected to have a significant impact on the Company’s results of operations, cash flows or financial position.

3	LAND USE RIGHT

On December 1, 2008 the Company obtained the right to use a parcel of land for forty years for its office and production facilities from the local government in the PRC.  The cost of $423,420 was paid upon signing the contract, which expires in 2048.

4	DUE TO STOCKHOLDERS

The amounts due to stockholders are non-interest bearing and are due on demand.  The Company has Imputed interest of approximately $36,000 for the year ended December 31, 2008 which has been recorded as a contribution to capital.

5	DUE TO RELATED PARTY

This amount is due to an entity owned by the principal shareholder of the Company. The obligation is non-interest bearing and due on demand.

6	LONG-TERM DEBT

This note, payable to the Company’s Chief Executive Officer, bears interest at 5% per annum and is due November 1, 2013.

7	INCOME TAXES

The Company has net operating loss carry-forwards in China of approximately $300,0000 which expire between 2012 and 2013.

The Company has a deferred tax asset resulting from tax loss carry-forwards of approximately $77,000 for which the Company has provided a 100% valuation allowance.

8	RELATED PARTY TRANSACTIONS

The Company’s principal executive office is that of the Company’s chairman.  Rental expense for the year ended December 31, 2008 and the period ended December 31, 2007 were $15,468 and $0, respectively.

The Company has developed prototype products through the solar department through a related company with no charge.

During the year ended December 31, 2008 the Company purchased solar panels totaling $10,985 from a Company owned by the Company’s CEO.

9	RISK FACTORS

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