Form 10-Q
period 2009-03-31
Universal Solar Technology, Inc.
filed 2009-05-14
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐	No ☐

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock $0.0001 par value per share, as of May 12, 2009 was 22,574,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:

Cash	$169,145	$259,025
Accounts receivable	390,249	-
Prepaid expenses and other current assets	15,822	26,666
TOTAL CURRENT ASSETS	575,216	285,691

Deposits for future deliveries of equipment	79,110	-
Land use right, net of accumulated amortization of $3,524 and $0, respectively	419,319	423,420
Property and equipment, net of accumulated depreciation	4,178	-

TOTAL ASSETS	$1,077,823	$709,111

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$21,106	$42,450
Due to related parties-current portion	1,123,550	749,298
TOTAL CURRENT LIABILITIES	1,144,656	791,748

Due to related parties- non-current portion	22,485	22,485

TOTAL LIABILITIES	1,167,141	814,233

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized, 22,574,974 shares issued and outstanding	2,257	2,257
Additional paid-in capital	425,008	416,273
Deficit	(525,286)	(503,904)
Accumulated other comprehensive income (loss)	8,703	(19,748)
TOTAL STOCKHOLDERS' DEFICIENCY	(89,318)	(105,122)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,077,823	$709,111

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months	Three Months
	ended	ended
	March 31, 2009	March 31, 2008

SALES	$659,948	$-

COSTS AND EXPENSES:
Cost of goods sold	589,368	-
Selling, general and administrative expenses	83,469	40,996
TOTAL COSTS AND EXPENSES	672,837	40,996

LOSS FROM OPERATIONS	(12,889)	(40,996)

Interest Expense	(8,239)	-
(Loss) on foreign currency transactions	(254)	-

NET LOSS	(21,382)	(40,996)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	28,451	-

COMPREHENSIVE INCOME (LOSS)	$7,069	$(40,996)

Basic and diluted (loss) per common share	$(0.00)	$(0.00)

Weighted average number of shares outstanding	22,574,974	20,321,040

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  DEFICIENCY
(Unaudited)

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTAL

BALANCE - DECEMBER 31, 2008	22,574,974	$2,257	$416,273	$(503,904)	$(19,748)	$(105,122)

Imputed interest on shareholder loan	-	-	8,735	-	-	8,735

Foreign currency translation adjustment	-	-	-	-	28,451	28,451

Net Income (loss)	-	-	-	(21,382)	-	(21,382)

BALANCE - MARCH 31, 2009	22,574,974	$2,257	$425,008	$(525,286)	$8,703	$(89,318)

See notes to  consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months	Three Months
	Ended	Ended
	March 31, 2009	March 31, 2008
OPERATING ACTIVITIES:
Net loss	$(21,382)	$(40,996)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on stockholder loan	8,735	-
Stock issued for services	-	9,424
Amortization of land use right	3,524	-
Changes in operating assets and liabilities:
Accounts receivable	(390,249)	-
Prepaid expenses and other current assets	10,844	(4,173)
Accounts payable and accrued expenses	(21,344)	(17,500)
NET CASH USED IN OPERATING ACTIVITIES	(409,872)	(53,245)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(79,110)	-
Acquisition of property and equipment	(4,178)	-

NET CASH USED IN INVESTING ACTIVITIES	(83,288)	-

FINANCING ACTIVITIES:
Increase in due to related parties	374,252	22,890

NET CASH PROVIDED BY FINANCING ACTIVITIES	374,252	22,890

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29,028	15,120

INCREASE (DECREASE) IN CASH	(89,880)	(15,235)

CASH - BEGINNING OF PERIOD	259,025	91,184

CASH - END OF PERIOD	$169,145	$75,949

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of March 31, 2009 and for the three months ended March 31, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2009 and the results of operations and cash flows for the periods ended March 31, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three months ended March 31, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2008 as included in our report on Form 10-K.

2. ORGANIZATION AND BUSINESS OPERATIONS

Universal Solar Technology, Inc. (the “Company”) was incorporated in the State of Nevada on July 24, 2007.  The Company operates through its wholly-owned subsidiaries, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008.  The Company sells solar photovoltaic (“PV”) modules.

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2009, the Company had negative working capital of $569,440   and a stockholders’ deficiency of $89,318. Further, the Company has incurred net losses of $525,286 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

3. LAND USE RIGHT

On December 1, 2008,  NUST acquired the right to use a parcel of land approximating  71,280 square meters for forty (40) years for its office and production facilities from the local government in the PRC.  The cost of RMB 2,886,300 ($422,843 translated at the March 31, 2009 exchange rate) is being amortized using the straight line method over the 40 year term of the contract.

4. DUE TO RELATED PARTIES

Due to related parties consist of:

	March 31,	December 31,
	2009	2008
Due to Company’s chairman and chief executive officer for chairman’s payment of various professional fees and other expenses on behalf of the Company, non-interest bearing, due on demand. Interest was imputed at 5% per annum.	$690,031	$698,836

Trade payable to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”) , a PRC company controlled by the Company’s chairman and chief executive officer, non-interest bearing, due on demand	433,519	50,462

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013	22,485	22,485

Total	1,146,035	771,783

Current portion	(1,123,550)	(749,298)

Non-current portion	$22,485	$22,485

5. RELATED PARTY TRANSACTIONS

In the three months ended March 31, 2009, Kuong U purchased solar PV modules from Yuemao Laser at a total cost of $589,368 and sold the modules to substantially one customer.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

The company rents its executive office space from the Company’s chairman and chief executive officer under a verbal month to month agreement. Rent expense for the three months ended March 31, 2009 and 2008 was $3,870 and $4,194, respectively.

6. MAJOR CUSTOMER

In the three months ended March 31, 2009, one customer located in India accounted for approximately 97% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries.

7. COMMITMENTS AND CONTINGENCIES

Prototype Product Development Agreement

On April 29, 2008, Kuong U entered into an agreement with Yuemao Laser whereby Yuemao Laser is to develop certain prototype solar energy products for Kuong U. Under the agreement, Kuong U is obligated to pay a royalty fee quarterly to Yuemao Laser equal to 1% of Kuong U’s sales from the prototype products.

Equipment Agreements

On February 19, 2009 and February 23, 2009, NUST contracted to acquire certain production equipment for a total of 10,600,000 RMB( $1,552,900 translated at the March 31, 2009 exchange rate). The agreements provide for NUST’s payment of certain deposits prior to the delivery of the equipment. As of March 31, 2009, a total of 540,000 RMB ($79,110 translated at the March 31, 2009 exchange rate) has been paid to the vendors.

Vulnerability due to Operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, there is no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

The PRC has adopted currency and capital transfer regulations.  These regulations require that the Company comply with complex regulations for the movement of capital. Because  most of the Company’s future revenues will be in RMB, any inability to obtain the requisite approvals, or any future restrictions on currency exchanges, will limit the Company’s ability to fund its business activities outside China or to pay dividends to its shareholders.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2009
(Unaudited)

In addition, the results of business and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

While China’s economy has experienced significant growth in the past twenty years, growth has been irregular, both geographically and among various sectors of the economy.  The Chinese government has implemented various measures to encourage economic growth and guide the allocation of resources.  Some of these measures benefit the overall economy of China, but may also have a negative effect on the Company.  The Company’s sales and financial condition may be adversely affected by the government control over capital investments or changes in tax regulations.

Foreign companies conducting operations in the PRC face significant political, economic and legal risks.  The Communist regime in the PRC includes a stifling bureaucracy which may hinder Western investment. Any new government regulations or utility policies pertaining to the Company’s PV products may result in significant additional expenses to the Company, Company distributors and end users and, as a result, could cause a significant reduction in demand for the Company’s PV products

Information  Regarding Forward-Looking Statements

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

Overview

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Special Administrative Region of the People's Republic of China (Macau SARC) on May 10, 2007.

We have completed the development of our prototype product, and selected Yuemao Laser as the manufacturer should we receive orders. We believe the technical aspects of our prototype products are sufficiently developed and are ready to market in the EU and elsewhere.

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

We have begun China operations but we cannot guarantee that we will be able to sustain our China operations if we are unable to successfully sell our PV modules products internationally. We may quickly use up the proceeds from our stock offering in 2008 and will need to find alternative sources of funding, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through the stock offering in 2008 and private loans from our Chairman and related party controlled by our Chairman. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Once we exhaust our net proceeds from the stock offering in 2008, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

Plan of Operation

We believe with the net proceeds from the stock offering in 2008, we can satisfy our cash requirements during the next 12 months. We will not produce any product before we receive down payment from our buyer. We do not expect to purchase or sell plant or significant equipment before we borrow additional loan or receive additional equity financing. Further we do not expect significant changes in the number of employees. Our specific goal is to profitably sell our products and to begin factory constructions in Nanyang city, Henan province in China.

In 2008 we have accomplished the following milestones:

1. Completed our public offering. We raised total net proceeds of $241,733, and as a result we have begun our operations in Nanyang City, Henan Province, China. We have also begun phase 1 of our factory construction in Nanyang City, Henan Province, China.

2. We received the certificates of IEC 61730-1, and 61730-2, and IEC 61215. As a result we are now able to market our Photovoltaic Modules, GYSP175 to Europe. We have also begun marketing our PV modules and solar lighting systems to Asia and Africa countries and have received small orders from Asia, including India and the Middle East.

3. We entered into a 40 year Land Purchase Agreement on December 1, 2008 for the land use right for 107 acres of land at the cost of approximately $2,970 per acre for a total of $422,843 with the local government in Nanyang City, China. We expect to receive the necessary land use certificate from the local government imminently. We plan to build a 5,000 square meters factory space. Our estimated costs for building the new factory is estimated at $85.7 per square meter. Our total estimated cost of the factory construction is $428,500. We have visited the actual site and conducted an evaluation on the factory setup costs accordingly. We will not begin factory construction before we find strategic investors.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended March 31, 2009 to March 31, 2008

Revenue. Our revenue for the quarter ended March 31, 2009 is $659,948 compared to $0 for the quarter ended March 31, 2008.  All of our revenue was generated from limited sales of products manufactured by a related party which began in the fourth quarter of 2008.

Cost of Sales.  Our cost of sales increased from $0 for the quarter ended March 31, 2008 to $589,368. The increase is attributable to the sales of products manufactured by a related party.

Selling, General and Administrative Expenses.  Selling General and administrative expenses increased by $42,473 or 104% to $83,469 for the quarter ended March 31, 2009 from $40,996 for the same period in 2008. The increase was mainly due to expenses associated with consulting, legal, audit, salary and office expenses.

Net Loss.  Net loss decreased by $19,614 or 48% from $40,996 for the quarter ended March 31, 2008 to $21,382 for the same period in 2008.  The decrease in net loss is mainly due to the limited revenue generated by the sales of our products manufactured by a related party.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had total assets of $1,077,823 and total liabilities of $1,167,141 and we had cash of $169,145.

Net cash used in operating activities for the three months ended March 31, 2009 was $409,872 which is an increase of $356,627 from net cash used in operating activities of $53,245 for the same period in 2008. The increase was mainly due to the $390,249 increase in account receivable.

Net cash used in investing activities for the quarter ended March 31, 2009 was $83,288, an increase from $0 for the same period in 2008. This increase was due to deposits for future deliveries of equipment and acquisition of property and equipment.

Net cash provided by financing activities for the quarter ended March 31, 2009 was $374,252, compared to $22,890 from the same period in 2008. This increase was due to an increase in loans from related parties.

We are actively seeking additional external funding, but to date we have not consummated any financing transactions other than our public offering and transactions with related parties.

Without additional funding, the Company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model.  These circumstances could have a material adverse effect on our business and result in our inability to continue to operate as a going concern.

CRITICAL ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Certain amounts included in the 2008 financial statement have been reclassified to conform to the 2009 financial statement presentation.

Property and equipment

Property and equipment are recorded at cost.  Depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method for financial reporting purposes.

Nanyang UST obtained the right to use a parcel of land for its office and production facilities.  Pursuant to the contract from the local government of the PRC, the contract expires in 2048.  This land use right was recorded at cost and is being amortized over the life of the lease.

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

Currency translation

The reporting currency of the Company is the United States dollar. The functional currency of Kuong U is the Hong Kong dollar. The functional currency of NUST is the Chinese Yuan (”RMB”).  Revenue and expense accounts of our two subsidiaries are translated into United States dollars at the average rates during the period, and balance sheet items are translated at year-end rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Comprehensive income (loss)

Comprehensive income (loss) is defined to include all changes in equity except those resulting from investments by shareholders and distributions to shareholders.  Among other disclosures, all items that are required to be recognized under current accounting standards as components of comprehensive income (loss) are required to be reported in a financial statement that is presented with the same prominence as other financial statements.  Comprehensive income includes net income (loss) and the foreign currency translation adjustment, net of tax.

NEW ACCOUNTING PRONOUNCEMENTS

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not required.

Item 4T. Evaluation of Disclosure Controls and Procedures

a) Evaluation of Disclosure Controls and Procedures. Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this Quarterly Report on Form 10-Q (the “Evaluation Date”). The purpose of this evaluation is to determine if, as of the Evaluation Date, our disclosure controls and procedures were operating effectively such that the information, required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) was recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) was accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating effectively.

(b) Changes in Internal Control over Financial Reporting.  The Company’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the Company’s internal control over financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended, during the fiscal quarter covered by this report, and they have concluded that there was no change to the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 10, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occur, our business, financial condition or results of operations may be adversely affected.

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

Universal Solar Technology, Inc.

Date: May 14, 2009	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Ling Chen
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)