Form 10-Q
period 2009-06-30
Universal Solar Technology, Inc.
filed 2009-08-13
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended June 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number:  333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0768064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, The People’s Republic of China	519060
(Address of principal executive offices)	(Zip Code)

86-756-8682610
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerate filer, an accelerate filer, a non-accelerated filer, or a smaller reporting company.  See the definition of “large accelerated filer,” accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock $0.0001 par value per share, as of August 7, 2009 was 22,599,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	June 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

CURRENT ASSETS:

Cash	$491,140	$259,025
Prepaid expenses and other current assets	54,154	26,666
TOTAL CURRENT ASSETS	545,294	285,691

Deposits for future deliveries of equipment	237,330	-
Land use right, net of accumulated amortization
of $6,167 and $0, respectively	416,677	423,420
Property and equipment, net of accumulated depreciation
of $59 and $0, respectively	47,688	-

TOTAL ASSETS	$1,246,989	$709,111

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$41,667	$42,450
Due to related parties-current portion	1,352,476	749,298
TOTAL CURRENT LIABILITIES	1,394,143	791,748

Due to related parties- non-current portion	22,485	22,485

TOTAL LIABILITIES	1,416,628	814,233

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value,
10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value,
90,000,000 shares authorized,
22,574,974 shares issued and outstanding	2,257	2,257
Additional paid-in capital	436,697	416,273
Deficit	(617,734)	(503,904)
Accumulated other comprehensive income (loss)	9,141	(19,748)
TOTAL STOCKHOLDERS' DEFICIENCY	(169,639)	(105,122)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$1,246,989	$709,111

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

SALES	$-	$-	$660,051	$-

COSTS AND EXPENSES:
Cost of goods sold	-	-	589,460	-
Selling, general and administrative expenses	78,717	173,506	162,197	204,077
TOTAL COSTS AND EXPENSES	78,717	173,506	751,657	204,077

LOSS FROM OPERATIONS	(78,717)	(173,506)	(91,606)	(204,077)

Dividend and interest income-net	(11,566)	(6,000)	(19,805)	(6,000)
Gain (loss) on foreign currency transactions	(2,165)	-	(2,419)	-

NET LOSS	(92,448)	(179,506)	(113,830)	(210,077)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	438	7,023	28,889	22,144

COMPREHENSIVE INCOME (LOSS)	$(92,010)	$(172,483)	$(84,941)	$(187,933)

Loss per common share -basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
-basic and diluted	22,574,974	20,942,408	22,574,974	20,646,364

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
(Unaudited)

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTAL

BALANCE - DECEMBER 31, 2008	22,574,974	$2,257	$416,273	$(503,904)	$(19,748)	$(105,122)

Imputed interest on shareholder loan	-	-	20,424	-	-	20,424

Foreign currency translation adjustment	-	-	-	-	28,889	28,889

Net Income (loss)	-	-	-	(113,830)	-	(113,830)

BALANCE - MARCH 31, 2009	22,574,974	$2,257	$436,697	$(617,734)	$9,141	$(169,639)

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months	Six Months
	Ended	Ended
	June 30, 2009	June 30, 2008
OPERATING ACTIVITIES:
Net loss	$(113,830)	$(210,077)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on stockholder loan	20,424	6,000
Stock issued for services	-	9,423
Depreciation of property and equipment	59	-
Amortization of land use right	6,171	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(27,488)	(4,817)
Accounts payable and accrued expenses	(783)	(17,500)
NET CASH USED IN OPERATING ACTIVITIES	(115,447)	(216,971)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(237,492)	-
Property and equipment additions	(47,779)	-
NET CASH USED IN INVESTING ACTIVITIES	(285,271)	-

FINANCING ACTIVITIES:
Increase (decrease) in due to related parties	612,685	338,331
NET CASH PROVIDED BY FINANCING ACTIVITIES	612,685	338,331

EFFECT OF EXCHANGE RATE CHANGES ON CASH	20,148	22,144

INCREASE (DECREASE) IN CASH	232,115	143,504

CASH - BEGINNING OF PERIOD	259,025	91,184

CASH - END OF PERIOD	$491,140	$234,688

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of June 30, 2009 and for the three and six months ended June 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2009 and the results of operations and cash flows for the periods ended June 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and six months ended June 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

The Company has evaluated subsequent events through the filing date of this Form 10-Q and determined that there were no subsequent events to recognize or disclose in these financial statements.

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

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2009, the Company had negative working capital of $848,849 and a stockholders’ deficiency of $169,639. Further, the Company has incurred net losses of $617,734  since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

3. LAND USE RIGHT

On December 1, 2008, NUST acquired the right to use a parcel of land approximating  71,280 square meters for forty (40) years for its office and production facilities from the local government in the PRC.  The cost of RMB 2,886,300 ($422,843 translated at the June 30, 2009 exchange rate) is being amortized using the straight line method over the 40 year term of the contract.

4. DUE TO RELATED PARTIES

Due to related parties consist of:

	June 30,	December 31,
	2009	2008
Due to Company’s chairman and chief executive officer for chairman’s payment of various professional fees and other expenses on behalf of the Company, non-interest bearing, due on demand (interest imputed at 5%)	$906,716	$698,836

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“ Yuemao Laser”) , a PRC company controlled by the Company’s chairman and chief executive officer, non-interest bearing, due on demand	445,760	50,462

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013	22,485	22,485

Total	1,374,961	771,783

Current portion	(1,352,476)	(749,298)

Non-current portion	$22,485	$22,485

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

5. RELATED PARTY TRANSACTIONS

In the six months ended June 30, 2009, Kuong U purchased solar PV modules from Yuemao Laser at a total cost of $589,460 and sold the modules to two customers for total sales of $660,051.

The company rents its executive office space from the Company’s chairman and chief executive officer under a verbal month to month agreement. Rent expense for the six months ended June 30, 2009 and 2008 was $8,256 and $8,388, respectively.

6. MAJOR CUSTOMER

In the six months ended June 30, 2009, one customer located in India accounted for approximately 97% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries.

7. COMMITMENTS AND CONTINGENCIES

Prototype Product Development Agreement

On April 29, 2008, Kuong U entered into an agreement with Yuemao Laser whereby Yuemao Laser is to develop certain prototype solar energy products for Kuong U. Under the agreement, Kuong U is obligated to pay a royalty fee quarterly to Yuemao Laser equal to 1% of Kuong U’s sales from the prototype products.

Equipment Agreements

On February 19, 2009 and February 23, 2009, NUST contracted to acquire certain production equipment for a total of 10,600,000 RMB( $1,552,900 translated at the June 30, 2009 exchange rate). The agreements provide for NUST’s payment of certain deposits prior to the delivery of the equipment. As of June 30, 2009, a total of 1,620,000 RMB ($237,330 translated at the June 30, 2009 exchange rate) has been paid to the vendors.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2009
(Unaudited)

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

We are focusing on becoming a vertically integrated designer, manufacturer, and distributor of silicon ingots, wafers and high efficiency solar PV products. Currently we market high efficiency solar PV modules and sloar lighting systems while outsourcing the current production of these products to a related third party. We are developing our own vertically integrated manufacturing center based in Nanyang which is located in Henan Province in China. The manufacturing center is being built to allow for rapid integration and scalability across each production phase. The production departments will consist of silicon ingot production lines, silicon wafer production lines, PV modules and system production lines, and solar lighting assembly lines. The production departments are scheduled to be completed in phases. We expect all of the departments to be completed and operational by April 2010. As each production area completes testing and the initial launch of production, additional manufacturing lines, equipment and staffing will be added over time. We believe this vertically integrated manufacturing center, when completed, will enable us to compete aggressively with our competitors while avoiding potential disruptions to business and operations due to supply issues.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2009 to June 30, 2008

Revenue. We did not generate any revenue for the three months ended June 30, 2009 and 2008. Because our Nanyang  manufacturing facilities have not been completed yet, we have minimized marketing efforts. We made outsource sales to two customers in the first quarter 2009 but none in the second quarter 2009.

Cost of Sales.  Our cost of sales were $0 for the quarters ended June 30, 2009 and June 30, 2008 due to the fact that we did not sell any products during those periods.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $94,789 or 54.63% to $78,717 for the quarter ended June 30, 2009 from $173,506 for the same period in 2008. The decrease was mainly due lower professional fees in 2009. The higher professional fees in 2008 were associated with our registration statement on From S-1 filed on May 9, 2008 which was declared effective on June 30, 2008.

Net Loss.  Net loss decreased by $87,058 or 48% from $179,506 for the quarter ended June 30, 2008 to $92,448 for the same period in 2009.  The decrease in net loss is mainly due to the decrease in selling, general and administrative expenses for reasons discussed above.

Comparison of Six Months Ended June 30, 2009 to June 30, 2008

Revenue.  Our revenue for the quarter ended June 31, 2009 was $660,051 compared to $0 for the six months ended June 30, 2008. The increase was due to limited sales of products manufactured by a related party during the first quarter in 2009.

Cost of Sales.  Our cost of sales increased from $0 for the six months ended June 30, 2008 to $589,460 for the six months ended June 30, 2009. The increase was mainly due to expenses associated with the limited sales of products manufactured by a related party during the first quarter in 2009.

Selling, General and Administrative Expenses.  Selling, general and administrative expenses decreased by $41,880 or 20.5% from $204,077 for the period ended June 30, 2008 to $162,197.  This decrease was mainly due to the decrease of professional fees for the first quarter discussed above.

Net Loss.  Net loss decreased by $96,247 or 45.8% from $210,077 for the six months ended June 30, 2009 as compared to $113,830 for the six months ended June 30, 2008. This decrease was mainly due to the decrease of selling, general and administrative expenses during the six months ended June 30, 2009 and the limited revenue generated form the sales of products manufactured by a related party during the first quarter in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had total assets of $1,246,989 and total liabilities of $1,416,628 and we had cash of $491,140.

Net cash used in operating activities for the six months ended June 30, 2009 was $115,447 which is a decrease of $101,524 from net cash used in operating activities of $216,971 for the same period in 2008.  The reason for the $101,524 improvement was primarily to the $96,247 reduced net loss.

Net cash used in investing activities for the quarter ended June 30, 2009 was $285,271, an increase from $0 for the same period in 2008. This increase was due to deposits for future deliveries of equipment and acquisition of property and equipment.

Net cash provided by financing activities for the quarter ended March 31, 2009 was $612,685, compared to $338,331 from the same period in 2008. This increase was due to an increase in loans from related parties.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings.

None.

Item 1A.    Risk Factors.

As of the date of this filing, there have been no material changes from the risk factors disclosed in the Company’s Annual Report on Form 10-K filed on April 10, 2009. We operate in a changing environment that involves numerous known and unknown risks and uncertainties that could materially affect our operations. The risks, uncertainties and other factors set forth in our Annual Report on Form 10-K may cause our actual results, performances and achievements to be materially different from those expressed or implied by our forward-looking statements. If any of these risks or events occurs, our business, financial condition or results of operations may be adversely affected.

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

Universal Solar Technology, Inc.

Date: August 13, 2009	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Ling Chen
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)