Form 10-Q
period 2009-09-30
Universal Solar Technology, Inc.
filed 2009-11-13
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

for the transition period from __________ to __________

Commission file number:  333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0768064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, The People’s Republic of China	519060
(Address of principal executive offices)	(Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock $0.0001 par value per share, as of November 4, 2009 was 22,574,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2009	December 31, 2008
	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS:

Cash	$1,477,053	$259,025
Prepaid expenses and other current assets	14,016	26,666
TOTAL CURRENT ASSETS	1,491,069	285,691

Deposits for future deliveries of equipment	791,113	-
Land use right, net of accumulated amortization of $8,809 and $0, respectively	414,034	423,420
Property and equipment, net of accumulated depreciation of $1,121 and $0, respectively	739,105	-

TOTAL ASSETS	$3,435,321	$709,111

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$68,390	$42,450
Due to related parties-current portion	3,632,302	749,298
TOTAL CURRENT LIABILITIES	3,700,692	791,748

Due to related parties- non-current portion	22,485	22,485

TOTAL LIABILITIES	3,723,177	814,233

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value,
10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value,
90,000,000 shares authorized,
22,574,974 shares issued and outstanding	2,257	2,257
Additional paid-in capital	493,092	416,273
Accumulated deficit	(792,390)	(503,904)
Accumulated other comprehensive income (loss)	9,185	(19,748)
TOTAL STOCKHOLDERS' DEFICIENCY	(287,856)	(105,122)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$3,435,321	$709,111

See notes to  consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

SALES	$31,609	$-	$691,660	$-

COSTS AND EXPENSES:
Cost of goods sold	29,989	-	619,449	-
Selling, general and administrative expenses	120,418	157,863	282,615	361,940
TOTAL COSTS AND EXPENSES	150,407	157,863	902,064	361,940

LOSS FROM OPERATIONS	(118,798)	(157,863)	(210,404)	(361,940)

Interest expense-net	(55,869)	(7,244)	(75,674)	(13,244)
Gain (loss) on foreign currency transactions	11	-	(2,408)	-

NET LOSS	(174,656)	(165,107)	(288,486)	(375,184)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	45	8,221	28,934	13,923

COMPREHENSIVE LOSS	$(174,611)	$(156,886)	$(259,552)	$(361,261)

Loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.02)

Weighted average number of shares outstanding
-basic and diluted	22,574,974	20,962,408	22,574,974	20,659,672

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
 CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS'  DEFICIENCY
 (Unaudited)

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME	TOTAL

BALANCE - DECEMBER 31, 2008	22,574,974	$2,257	$416,273	$(503,904)	$(19,748)	$(105,122)

Imputed interest on loans from related parties	-	-	76,819	-	-	76,819

Foreign currency translation adjustment	-	-	-	-	28,933	28,933

Net loss	-	-	-	(288,486)	-	(288,486)

BALANCE - September 30, 2009	22,574,974	$2,257	$493,092	$(792,390)	$9,185	$(287,856)

See notes to  consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months	Nine Months
	Ended	Ended
	September 30, 2009	September 30, 2008
OPERATING ACTIVITIES:
Net loss	$(288,486)	$(375,184)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on loans from related parties	76,819	13,244
Stock issued for services	-	9,424
Depreciation of property and equipment	1,121	-
Amortization of land use right	8,809	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	12,650	(4,998)
Accounts payable and accrued expenses	25,940	(11,594)
NET CASH USED IN OPERATING ACTIVITIES	(163,147)	(369,108)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(791,113)	-
Property and equipment additions	(740,226)	-
NET CASH USED IN INVESTING ACTIVITIES	(1,531,339)	-

FINANCING ACTIVITIES:
Sale of common stock	-	3,000
Loans from related parties	2,883,004	416,818
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,883,004	419,818

EFFECT OF EXCHANGE RATE CHANGES ON CASH	29,510	13,923

INCREASE IN CASH	1,218,028	64,633

CASH - BEGINNING OF PERIOD	259,025	91,184

CASH - END OF PERIOD	$1,477,053	$155,817

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to consolidated  financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

1. INTERIM FINANCIAL STATEMENTS

The unaudited financial statements as of September 30, 2009 and for the three and nine months ended September 30, 2009 and 2008 have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2009 and the results of operations and cash flows for the periods ended September 30, 2009 and 2008. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the three and nine months ended September 30, 2009 is not necessarily indicative of the results to be expected for any subsequent quarter or the entire year ending December 31, 2009.  The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date.

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

2. BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

Going concern
The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2009, the Company had negative working capital of $2,209,623 and a stockholders’ deficiency of $287,856. Further, the Company has incurred net losses of $792,390 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

New accounting pronouncements
In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption of this standard does not have a material impact on the Company’s results of operations or financial position.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

3. LAND USE RIGHT

On December 1, 2008, NUST acquired the right to use a parcel of land approximating  71,280 square meters for forty (40) years for its office and production facilities from the local government in the PRC.  The cost of RMB 2,886,300 ($422,843 translated at the September 30, 2009 exchange rate) is being amortized using the straight line method over the 40 year term of the contract.

4. PROPERTY AND EQUIPMENT

As September 30, 2009, property and equipment, net, consist of:

Building construction in progress	$439,330
Production equipment	263,700
Office equipment	6,060
Automobile	31,136
Total	740,226
Less accumulated depreciation	1,121
Property and equipment- net	$739,105

5. DUE TO RELATED PARTIES

Due to related parties consists of:
	September 30,	December 31,
	2009	2008
Due to Company’s chairman and chief executive officer, non-interest bearing, due on demand (interest imputed at 5%)	$1,635,059	$698,836

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“ Yuemao Laser”) , a PRC company controlled by the Company’s chairman and chief executive officer, non-interest bearing, due on demand (interest imputed at 5%)	1,997,243	50,462

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013	22,485	22,485

Total	3,654,787	771,783

Current portion	(3,632,302)	(749,298)

Non-current portion	$22,485	$22,485

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

6. RELATED PARTY TRANSACTIONS

In the nine months ended September 30, 2009, Kuong U purchased solar PV modules from Yuemao Laser at a total cost of $619,449 and sold the modules to two customers for total sales of $691,660 ($638,961 to one customer, $52,699 to the other customer.)

Kuong U rents its executive office space from the Company’s chairman and chief executive officer under a four-year contract, from May 1, 2007 to April 30, 2011. In the first two years, May 1, 2007 to April 30, 2009, monthly rent is HKD 10,000 (approximately $1,290 translated at the September 30, 2009 exchange rate). In the second two years, May 1, 2009 to April 30, 2011, monthly rent is HKD 12,000 (approximately $1,548 translated at the September 30, 2009 exchange rate). Rent expense for the nine months ended September 30, 2009 and 2008 was $12,900 and $11,610, respectively.

7. MAJOR CUSTOMER

In the nine months ended September 30, 2009, one customer located in India accounted for approximately 92% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries.

8. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the period presented since it incurred net losses in such periods.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of September 30, 2009, the Company had approximately $105,000 and $575,000 of net operating loss carryforward  for income tax purposes in the United States and China, respectively.

Based on management's present assessment, the Company has not yet determined it to be more likely than not that a deferred tax asset attributable to the future utilization of  the net operating loss carryforward as of  September 30, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate.

9. COMMITMENTS AND CONTINGENCIES

Prototype Product Development Agreement

On April 29, 2008, Kuong U entered into an agreement with Yuemao Laser whereby Yuemao Laser is to develop certain prototype solar energy products for Kuong U. Under the agreement, Kuong U is obligated to pay a royalty fee quarterly  to Yuemao Laser equal to 1% of Kuong U’s sales from the prototype products.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

Property and Equipment Agreements

As of September 30, 2009, NUST has contracted to acquire certain undelivered production equipment costing a total of approximately 18,191,300 RMB ($2,665,025 translated at the September 30, 2009 exchange rate). The agreements provide for NUST’s payment of certain deposits prior to the delivery of the equipment. As of September 30, 2009, a total of 5,400,090 RMB ($791,113 translated at the September 30, 2009 exchange rate) has been paid to the vendors as deposits.

On May 21, 2009, NUST executed an agreement with a contractor to construct a building for its planned production facilities. The agreement provides for a total contract price of 5,300,000 RMB ($776,450 translated as the September 30, 2009 exchange rate). As of September 30, 2009, 1,698,000 RMB ($ 248,757) of the contract has been paid by NUST.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2009
(Unaudited)

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

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through  the filing date of this Form 10-Q and has determined that there were no subsequent events to recognize or disclose in these financial statements.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2009 to September 30, 2008

Revenue. We generated a $31,609 sales during the three months ended September 30, 2009. We did not generate any revenue for the three months ended September 30, 2008. Because our Nanyang manufacturing facilities have not been completed yet, we have minimized marketing efforts. We made outsource sales to two customers in the first quarter 2009, but none in the second quarter. In the third quarter of 2009, we made outsource sales to one of the first quarter’s two customers.

Cost of Sales. Our cost of sales were $29,989 for the quarter ended September 30, 2009 compared to $0 for the quarter ended September 30, 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $37,445 or 23.7% to $120,418 for the quarter ended September 30, 2009 from $157,863 for the same period in 2008. The decrease was mainly due to lower professional fees in 2009. The higher professional fees in 2008 were associated with our registration statement on From S-1 filed on May 9, 2008 which was declared effective on June 30, 2008.

Net Loss. Net loss increased by $9,549 or 5.8% from $165,107 for the quarter ended September 30, 2008 to $174,656 for the same period in 2009. The increase in net loss is mainly due to-the increase in imputed interest expenses resulting from higher loan balances.-

Comparison of Nine Months Ended September 30, 2009 to September 30, 2008

Revenue. Our revenue for the nine months ended September 30, 2009 was $691,660 compared to $0 for the nine months ended September 30, 2008. The increase was due to limited sales of products manufactured by a related party during the first and the third quarter in 2009.

Cost of Sales. Our cost of sales increased from $0 for the nine months ended September 30, 2008 to $619,449 for the nine months ended September 30, 2009. The increase was mainly due to expenses associated with the limited sales of products manufactured by a related party during the first quarter and  the third quarter in 2009.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $79,325 or 21.9% from $361,940 for the nine months period ended September 30, 2008 to $282,615. This decrease was mainly due to the decrease of professional fees discussed above.

Net Loss.  Net loss decreased by $86,698 or 23.1% from $375,184 for the nine months ended September 30, 2008 as compared to $288,486 for the nine months ended September 30, 2009. This decrease was mainly due to the decrease of selling, general and administrative expenses during the nine months ended September 30, 2009 and the limited revenue generated form the sales of products manufactured by a related party during the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had total assets of $3,435,321 and total liabilities of $3,723,177 and we had cash of $1,477,053.

Net cash used in operating activities for the nine months ended September 30, 2009 was $163,147 which is a decrease of $205,961 from net cash used in operating activities of $369,108 for the same period in 2008.  The reason for the $205,961 improvement was primarily to the $86,698 reduced net loss and certain adjustments to reconcile net loss to net cash used.

Net cash used in investing activities for the nine months ended September 30, 2009 was $1,531,339, an increase from $0 for the same period in 2008. This increase was due to deposits for future deliveries of equipment and acquisition of property and equipment.

Net cash provided by financing activities for the nine months ended September 30, 2009 was $2,883,004, compared to $419,818 from the same period in 2008. This increase was due to an increase in loans from related parties.

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

Universal Solar Technology, Inc.

Date: November 13, 2009	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Ling Chen
Ling Chen Chief Financial Officer (Principal Financial and Accounting Officer)