Form 10-K
period 2009-12-31
Universal Solar Technology, Inc.
filed 2010-03-31
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☐ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Common Stock, Par Value $0.0001
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐   No ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer☐	Accelerated filer☐	Non-accelerated filer☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of June 30, 2009, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on March 18, 2010: 22,599,974 shares.

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

ITEM 1.  BUSINESS

ORGANIZATIONAL HISTORY

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, PRC on May 10, 2007. A subsidiary, Hanyang Universal Solar Technology Co., Ltd. (“Nanyang UST”), a wholly foreign owned enterprise (“WFOE”) was registered on September 8, 2008 under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”) to manufacture our products.

OVERVIEW OF OUR BUSINESS

We are a development stage enterprise and intend to provide silicon ingots, wafers, high efficiency solar photovoltaic (“PV”) cells modules and other PV application products in the EU, North America, Asia and Africa. We believe that demand for our proposed solar products will develop due to growing energy needs, escalating energy prices, and increasing environmental concerns.

Our company was formed in July 2007, and to date has only 32 months of formation, planning and analysis. On October 7, 2008, we received type test certificate from Arizona State University Photovoltaic Testing Laboratory that our Photovoltaic Modules, GYSP-175, satisfied the requirements of International Engineering Consortium (“IEC”) 61215 and 61730 standards. This product also passed EU standard (“VDE”) which is a prerequisite for selling our products in the EU countries. Since meeting such standards, we have received purchase orders for such product and are currently using a third-party manufacturer to produce the product.

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

We formed a subsidiary, Nanyang Universal Solar Technology Co., Ltd. (“Nanyang UST”), a wholly foreign owned enterprise (“WFOE”) registered under the wholly foreign-owned enterprises laws of the People's Republic of China ("PRC”) to manufacture our products. We hope having our manufacturing facilities near the silicon mine will help access the silicon raw material at competitive costs.

After the approval of the WFOE registration of Nanyang UST, we have begun construction of our manufacturing facilities. We estimate the investment of setting up the total manufacturing facilities will be approximately $20 million. We are setting up manufacturing facilities in Nanyang City, Henan Province in China. We plan to manufacture five types of products: silicon ingots, solar wafers, solar cells, high efficiency solar PV modules and solar lighting systems. The plant area covers 10,000 square meters and will include two factories, one office building, one dormitory and one canteen and is expected to be completed for use around the middle of 2010. Manufacturing is expected to start in shortly after the completion of the construction of the facilities. As of December 31, 2009, 10 monocrystalline silicon growers, two monocrystalline wire saws, two solar module production lines and supporting facilities have been delivered to Nanyang. The annual capacities of the current equipments are expected to be 16.6 MW silicon ingots, 7.4 MW solar wafers and 20 MW solar modules. In 2011, we expect to expand our total annual production capacities to 50 MW silicon ingots, 37 MW silicon wafers and 30 MW solar modules with 30 monocyrstalline silicon growers, 10 monocrystalline wire saws and 3 solar module production lines.

Before we setup our new manufacturing facilities mentioned above we will subcontract PV modules orders and solar lighting system orders to a related party, the solar department at Yuemao Laser. Currently our anticipated sales of PV modules have passed EU standard and can be sold in Asia and Europe. Our solar lighting systems do not require industry standard approval if sold to regions in Africa and Asia.

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

In addition, we are in the process of developing a strong communications campaign to build awareness among customers via speaking engagements and trade events. In 2009 we attended InterSolar in Munich, Germany and we plan to continue to attention similar solar PV exhibitions and conferences in both Germany and USA.

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

Electricity Generation

The electric power industry is one of the world’s largest industrial segments, with annual revenue of approximately $1.06 trillion in 2004, according to Datamonitor. According to the International Energy Outlook 2009, net electricity generation worldwide totals 31.8 trillion kilo watt hours in 2030 in the reference case, 77 percent higher than the 2006 total of 18.0 trillion kilo watt hours. The strongest growth in electricity generation is projected for the non-OECD countries. Non-OECD electricity generation increases by 3.5 percent per year in the reference case, as rising standards of living increase demand for home appliances and the expansion of commercial services, including hospitals, office buildings, and shopping malls. In the OECD nations, where infrastructures are well established and population growth is relatively slow, much slower growth in generation is expected, averaging 1.2 percent per year from 2006 to 2030. (http://www.eia.doe.gov/oiaf/ieo/world.html).

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

Renewable Resource Market

Renewable resources include solar, biomass and waste, nuclear, wind, hydraulics, and geothermal generations. Compared to fossil fuel (oil), renewable resources are abundant in availability with the appropriate technology. In 2005, 58% of the world renewable energy came from large hydro machinery (such as dams), 17% from Biomass heat, 4.6% from wind, and almost 8% from solar and PV. Global renewable energy capacity grew at rates of 15–30 percent annually for many technologies during the five-year period 2002–2006, including wind power, solar hot water, geothermal heating, and off-grid solar PV. The growth of grid-connected solar PV eclipsed all of these, with a 60 percent annual average growth rate for the period. Biofuels also grew rapidly during the period, at a 40 percent annual average for biodiesel and 15 percent for ethanol. (http://www.ren21.net/pdf/RE2007_Global_Status_Report.pdf, page 10).

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

Solar Power Industry

Solar power, or solar energy, is a source of energy that uses radiation emitted by the Sun. It is a renewable energy source that has been used in many traditional technologies for centuries. Solar power is also in widespread use where other power supplies are absent, such as in remote locations and in space. In recent years, solar energy has been used greatly in the generation of electricity. Solar Market grew by 30% over in the last 18 years. In Year 2006, the global market for PV energy was 2 GW, grew by 41% compared to the previous year. Market is projected to grow from $15.6 Billion in 2006 to $69.3 Billion by 2015. (http://www.saptashvasolar.com/market_opportunity.html).

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

Global Solar Trends

The solar power market has grown significantly in the past decade. According to Solarbuzz, the global solar power market, as measured by annual solar power system installations, increased from 345 MW in 2001 to 1,460 MW in 2005, representing a compounded annual growth rate, or CAGR, of 43.4%. By 2015, installed solar capacity will grow another 347% to over 72 gigawatts as utilities worldwide are incentivized and forced to adopt sustainable production assets, and as solar energy reaches price parity in a growing number of markets. (Solar Market Trends-Regreasing the Solar Wheels, by Nick Hodge, March 20, 2009 http://www.energyandcapital.com/articles/solar-market-trends/847).

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

OUR PROPOSED PRODUCTS

We are setting up manufacturing facilities in Nanyang City, Henan Province in China. We plan to manufacture five types of products: silicon ingots, solar wafers, solar cells, high efficiency solar PV modules and solar lighting systems. The plant area covers 10,000 square meters and will include two factories, one office building, one dormitory and one canteen and is expected to be completed for use around the middle of 2010. Manufacturing is expected to start in shortly after the completion of the construction of the facilities. As of December 31, 2009, ten monocrystalline silicon growers, two monocrystalline wire saws, two solar module production lines and supporting facilities have been delivered to Nanyang. The annual capacities of the current equipments are expected to be 16.6 MW silicon ingots, 7.4 MW solar wafers and 20 MW solar modules. In 2011, we expect to expand our total annual production capacities to 50 MW silicon ingots, 37 MW silicon wafers and 30 MW solar modules with 30 monocyrstalline silicon growers, 10 monocrystalline wire saws and 3 solar module production lines.

Currently, we are not producing solar cells.

Our subsidiary, Kuong U, has satisfied EU standard for its Photovoltaic Modules, GYSP-175, which is the most common used PV module in the EU market. We have also obtained certificates IEC 61215 and 61730 from both VDE Testing and Certification Institute and TUV for meeting those standards. We are in the process of obtaining UL approvals which are required for the US market and we expect to have them by then end of 2010.

To assist in securing an EU standard, the company had a prototype product tested by an independent testing facility. On January 14, 2008, Kuong U entered an agreement with Arizona State University (“ASU”). During the agreement, Photovoltaic Testing Laboratory (“PTL”) at ASU will conduct Crystalline Silicon Terrestrial Photovoltaic (PV) Modules - Design Qualification and Type Approval (IEC 61215) tests and Photovoltaic (“PV”) Module Safety Qualification Part 2 (IEC 61730-2) tests on Kuong U’s GYSP-175 photovoltaic modules. A total of ten unconditioned production modules and one laminate (frameless modules) were sent to the PTL to complete the test program. Among the agreement, Kuong U paid $37,650 to ASU for its services. The agreement period is from January 10, 2008 to December 31, 2008. Kuong U received test certificate for that its product GYSP-175 photovoltaic module satisfied IEC 61215 on October 7, 2008.

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

PRODUCTION FACILITIES

We are in the process of setting up our manufacturing facilities in Nanyang City, Henan province, China. We have set up production lines for three kinds of products: solar wafer, silicon ingot and PV- module. Total costs for main equipments obtained for these production lines are as follows.

Equipment:
Product Line	Annual Capacity	Equipment Details	Total Equipment Costs (US$)
Solar Wafer	7.4 MW	2 wire saws @ $333,818/set	$667,636
Silicon ingot	16.6 MW	10 grower @ $125,808/set	$1,258,080
PV Module	20 MW	2 lines @ $700,000/line	$1,400,000
		Total:	$3,325,716

Land:

We signed a Land Purchase Agreement on December 1, 2008 with a local government for the rights to use 71,280 square meters of land for a term of 40 years at the cost of $5.94 per square meter. Our total cost for the land use rights is $423,420. We are in the process of obtaining our land use right certificate from the relevant local government authorities.

Factory:

We are in the process of completing construction of two factories each covering 2,000 square meters. The construction cost for each factory is estimated at $267,000. Our total estimated cost of the entire plant area is $1,435,840, which includes two factories, one dormitory, one office building and one canteen. By December 31, 2009, we have paid $625,696 for the construction of our plant. We estimate that the construction for the plant will be completed around the middle of 2010.

We have registered our subsidiary, Nanyang UST as a WFOE in Nanyang City, Henan province in China, under the wholly foreign owned enterprise laws of China. We have obtained all government approvals in connection with Nanyang UST’s WFOE status.

We have received delivery of 10 monocrystalline silicon growers, two monocrystalline wire saws, two solar PV module production lines and supporting facilities as of December 31, 2009 at our plant in Nanyang. With these equipments, we annual production capacities are expected to be 16.6 MW silicon ingots, 7.4 MW solar wafers and 20 MW solar modules. In 2011, we expect to expand our total production capacities to 50 MW silicon ingots, 37 MW silicon wafers and 30 MW solar modules with 30 monocrystalline silicon growers, ten monocrystalline wire saws and 3 solar module production lines.

RAW MATERIAL

We do not currently have agreements with any suppliers for our raw materials. Since the market for our raw material is not tight and will not be in the foreseeable future, we do not expect to have any difficulties obtaining our required supply raw materials.

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

We plan to sell our solar cell and solar PV module product to customers in the EU, North America, Asia and Africa.

SALES AND MARKETING

We intend to develop several sales channels - direct sales, industry specific / country specific manufacturer’s sales representatives, and international strategic partnerships. The Company’s sales strategy is designed to capitalize its existing strong management relationships, rapidly growing market segments and emerging trends.

Direct Sales

Our executive team has the unique advantage of being able to leverage relationships from our strategic partner, Yuemao, whose business interests include steel trade, silicon laser technologies, water purifying facilities and real estate investments. The team has developed strong domestic and international relationships through their success in launching and developing an advanced laser technology company, Yuemao Laser, which focuses on serving the needs of the solar wafer and solar industry.

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

We retained Dragon Gate Investment Partners LLC to provide us with investor relations services and have entered into a contract with Business Wire to distribute out new release.

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

With respect to our Chinese competitors, we view our strong marketing abilities and flexibility in rapidly bringing new products to market as our key advantages. It should be noted that many competitors are larger and have more financial resources, larger production capacities and greater brand name recognition which may, as a result, put them in a better position to adapt to changes in the industry or the economy as a whole. Additionally, because global supply of pure silicon is becoming scarce due to high demand in solar-powered appliances and technologies, we are evaluating opportunities to acquire and or enter into a joint-venture with a silicon mine that will help control cost pressures of related rising silicon prices.

PRINCIPAL OFFICE

Our principal office is located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060.

EMPLOYEES AND ORGANIZATION

As of December 31, 2009, we had 54 full-time employees. Senior management include 4 senior officers with one employee is allotted to the production team; one employee is allotted to the technical team; one employee is allotted to the finance team and one is allotted to management. We have 14 employees in our administration and accounting departments and 36 employees dedicated to production at our WOFE in Henan. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

Subject to receipt of additional financing, we plan to recruit an additional 250 employees at the new manufacturing facilities in Nanyang City, Henan Province in China. Our current four management team plan to move to the new manufacturing facilities as well. We plan to have the following composition of our organization:

Function	Planned Headcount
Sales	10
Administration & Accounting	26
Senior Management	0
Production	214
Total	250

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

WE HAVE INCURRED LOSSES IN CERTAIN PRIOR PERIODS AND MAY INCUR LOSSES IN THE FUTURE.

We incurred net losses of $421,562 for the year ended December 31, 2009, and we may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

THERE ARE SIGNIFICANT RISKS IN EXECUTING OUR BUSINESS STRATEGY AND OUR BUSINESS PLANS COULD CHANGE

To execute our business plan, we will need to recruit over 250 additional employees, secure raw materials from suppliers, set up a manufacturing facility, establish a distribution channel and secure purchase orders from customers. Each of these elements carries substantial risk in our ability to execute on them, including our ability to finance the costs — estimated at $20 million for the cost to equip a facility to manufacture and to expand our three product lines — and our ability to successfully manage the startup. These uncertainties could cause us to significantly change our strategy.

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

WE DEPEND ON OUR KEY MANAGEMENT PERSONNEL AND THE LOSS OF THEIR SERVICES COULD ADVERSELY AFFECT OUR BUSINESS.

We place substantial reliance upon the efforts and abilities of our executive officers, Wensheng Chen, our Founder and Chairman; Ling Chen, our President; Jun Ren, Vice President - Operations; and Renming Li, Vice President - Product Development & Research. The loss of the services of any of our executive officers could have a material adverse effect on our business, operations, revenues or prospects. We do not maintain key man life insurance on the lives of these individuals. Mr. Wensheng Chen has significant activities outside the company that put demands on his time that could detract from his management of the company’s business.

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

WE POTENTIALLY FACE INTENSE COMPETITION FROM OTHER COMPANIES PRODUCING SOLAR ENERGY AND OTHER RENEWABLE ENERGY PRODUCTS.

The PV market is intensely competitive and rapidly evolving. According to Photon International’s survey in March 2006, as of the end of 2005, 94 companies in the world produced PV cells and 153 companies produced PV modules. The solar PV industry also saw a boom in silicon production facilities around the world, responding to silicon feedstock shortages of recent years. Solar PV manufacturers were signing long-term contracts to ensure a growing supply, and silicon manufacturers are consistently announcing plans to build new plants. By the end of 2007, more than 70 silicon manufacturing facilities were being constructed or planned. (http://www.ren21.net/pdf/RE2007_Global_Status_Report.pdf, Page 19). Many of our potential competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to generate sales. Our competitors include PV divisions of large conglomerates such as Royal Sanyo Group and Sharp Corporation, specialized cell manufacturers such as Q-Cells AG, as well as integrated manufacturers of PV products such as Renewable Energy Corporation and SolarWorld AG. Some of our potential competitors have also become vertically integrated, from upstream silicon wafer manufacturing to PV system integration. We expect to compete with future entrants to the PV market that offer new technological solutions. We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells. Many of our potential competitors are developing or currently producing products based on new PV technologies, including thin film, ribbon, sheet and nano technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar to ours. In addition, the entire PV industry also faces competition from conventional and non-solar renewable energy technologies. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

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

From company inception to the date of filing of this report, we have not purchased any silicon ingots and silicon wafers. We plan to purchase solar cells from Suntech Power Holdings Co. (NYSE:STP), Motech Industries, Inc. and JA Solar Holding (NASDAQ: JASO). To develop or secure our relationships with these suppliers, we may extend interest-free loans or make prepayments to them, or grant them warrants or other rights to purchase our ordinary shares, which could increase our costs or expenses. If we fail to develop or maintain our relationships with these or our other suppliers, we may be unable to manufacture our products, our products may only be available at a higher cost or after a long delay, or we could be prevented from delivering our products to our customers in the required quantities, at competitive prices and on acceptable terms of delivery. Problems of this kind could cause us to experience order cancellations, decreased revenue and loss of market share. In general, the failure of a supplier to supply materials and components that meet our quality, quantity and cost requirements in a timely manner due to lack of supplies or other reasons could impair our ability to manufacture our products or could increase our costs, particularly if we are unable to obtain these materials and components from alternative sources in a timely manner or on commercially reasonable terms. We cannot assure you that we will not experience shortfalls of silicon ingots or silicon wafers from our suppliers in the future or that, in the event of such shortfalls, we will be able to find other silicon ingots and silicon wafers suppliers to satisfy our production needs. Any disruption in the supply of silicon wafers to us may adversely affect our business, financial condition, results of operations and business prospects.

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

Section 404 of the Sarbanes-Oxley Act of 2002 requires management to assess its internal controls over financial reporting and requires auditors to attest to that assessment. Current regulations of the Securities and Exchange Commission will require us to (1) include this assessment in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending December 31, 2010, and (2) include this attestation in our Annual Report on Form 10-K commencing with the annual report for our fiscal year ending December 31, 2010.

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

RISKS RELATING TO THE PEOPLE'S REPUBLIC OF CHINA

CURRENCY CONVERSION AND EXCHANGE RATE VOLATILITY COULD ADVERSELY AFFECT OUR FINANCIAL CONDITION.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People's Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People's Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of profits to foreign investors, is permissible. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

ITEM 2.  PROPERTIES

Our principal executive offices are located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060. This is the office of our Chairman and CEO, Mr. Wensheng Chen. Our telephone number at our principal executive office is 86-756-8682610. We are setting up manufacturing facilities in Nanyang City, Henan Province in China. We plan to manufacture five types of products: silicon ingots, solar wafers, solar cells, high efficiency solar PV modules and solar lighting systems. The plant area covers 10,000 square meters and will include two factories, one office building, one dormitory and one canteen and is expected to be completed for use around the middle of 2010. Manufacturing is expected to start in shortly after the completion of the construction of the facilities. As of December 31, 2009, ten monocrystalline silicon growers, two monocrystalline wire saws, two solar module production lines and supporting facilities have been delivered to Nanyang. The annual capacities of the current equipments are expected to be 16.6 MW silicon ingots, 7.4 MW solar wafers and 20 MW solar modules. In 2011, we expect to expand our total annual production capacities to 50 MW silicon ingots, 37 MW silicon wafers and 50 MW solar modules with 30 monocyrstalline silicon growers, 10 monocrystalline wire saws and 5 solar module production lines. We have reserved a domain and intend to maintain an Internet website at www.ustnevada.com in both Chinese and English languages. Information on our websites is not part of this report.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.  MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Prior to August 21, 2009, there was no active market for our securities. On August 21, 2009, our common stock began to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UNSS.” The following table sets froth for the indicated periods, the high and low bid prices as reported on the OTCBB. The quotations represent inter-dealer prices without retail markup, mark down or commission, and may not necessary represent actual transactions.

Year	Quarter Ended	High		Low
2009	December 31		$0.58	0.15
	September 30		$0.15	0.15
	June 30	$	N/A	N/A
	March 31		N/A	N/A

2008	December 31		N/A	N/A
	September 30		N/A	N/A
	June 30		N/A	N/A
	March 31		N/A	N/A

SHAREHOLDERS OF RECORD

As of March 18, 2010, there were 31 holders of record of our common stock, not including holders who hold their shares in street name.

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

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

HISTORY

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Special Administrative Region of the People's Republic of China (Macau SARC) on May 10, 2007. A subsidiary, Nanyang Universal Solar Technology Co., Ltd. (“Nanyang UST”), a wholly foreign owned enterprise (“WFOE”) was registered on September 8, 2008 under the wholly foreign-owned enterprises laws of the People’s Republic of China (“PRC”) to manufacture our products.

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

We have also registered our subsidiary, Nanyang UST as a WFOE in Nanyang City, Henan Province, China, under the foreign owned enterprise laws of China. We plan to manufacturing five types of products: silicon ingots, solar wafers, solar cells, high efficiency solar PV modules and solar lighting systems.

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

We have begun China operations but we cannot guarantee that we will be able to sustain our China operations if we are unable to successfully sell our PV modules products internationally. We may quickly use up the proceeds from our stock offering in 2008 and will need to find alternative sources of funding, like a second public offering, a private placement of securities, or loans from our officers or others in order for us to maintain our operations. At the present time, we have not made any arrangements to raise additional cash, other than through the stock offering in 2008 and private loans from our Chairman and a company owned by our Chairman. If we need additional cash and cannot raise it we will either have to suspend operations until we do raise the cash, or cease operations entirely. Once we exhaust our net proceeds from the stock offering in 2008, we will have to revert to obtaining additional money as described in this paragraph. Other than as described in this paragraph, we have no other financing plans.

PLAN OF OPERATION

As of December 31, 2009, we have not begun production and have not generated significant revenue.  We continue to obtain loans from our Chairman and a company owned by our Chairman to fund operations and the construction of our manufacturing facilities in Henan. We plan to begin production at our Henan facilities in the middle of 2010 and expect to generate revenue from the sales of such products.

In 2009 and 2008 we have accomplished the following milestones:

1. We entered into a 40 year Land Purchase Agreement on December 1, 2008 for the land use right for 71,280 square meters of land at the cost of approximately $5.94 per square meter for a total of $423,420 with the local government in Nanyang City, China. We expect to receive the necessary land use certificate from the local government imminently in 2010. We are completing construction of two factories with each covering 2,000 square meters. The construction cost for building one factory is estimated to be $267,000. The total construction cost for the entire plant is estimated at $1,435,840, which includes two factories, one dormitory, one office building and one canteen. As of December 31, 2009, we have paid $625,696 for the construction of our plant. We expect the construction of the plant to be completed by the middle of 2010.

4. We registered our subsidiary Nanyang UST as a Wholly Foreign Owned Enterprise (WFOE) in Nanyang City, Henan Province in China in the third quarter in 2008. We have received all necessary permits and licenses from the Nanyang Industrial and Commerical Administration Bureau on March 7, 2009.

Looking forward to 2010, we plan to accomplish the following:

1. Raise capital through both equity and debt financing to expand production capabilities to 50 MW ingot, 37 MW wafers and 30 MW solar modules per year in Nanyang City, China.

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

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2009 to December 31, 2008:

Revenue. Our revenue for the year ended December 31, 2009 increased by $680,259 or 5,900% to $691,731 compared to $11,454 for the year ended December 31, 2008.  The increase in our revenue is mainly attributed to an increase in sales of products manufactured by third parties due to increase in customer demand for our products.

Cost of Sales.  Our cost of sales increased by $608,512 from $10,985 for the year ended December 31, 2008 to $619,497 for the same period in 2009. The increase is attributable to the increase in sales of products manufactured by third parties.

General and Administrative Expenses.  General and administrative expenses increased by $30,645 or 10% to $343,445 for the year ended December 31, 2009 from $312,800 for the same period in 2008. The increase was mainly due to expenses associated with consulting, legal and audit expenses associated with the registration of our common stock with the SEC, the fees for salary and office expenses.

Net Loss.  Net loss increased by $74,569 or 21.5% to $421,562 for the year ended December 31, 2009 from $346,993 for the same period in 2008.  The increase in net loss is mainly due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2009, we had total assets of $5,495,825 and total liabilities of $5,852,826 and we had cash of $1,115,047.

Net cash used in operating activities was $492,158 which is an increase of $240,530 or 95.6% from net cash used in operating activities of $251,628 for the same period in 2008. The increase was mainly due to imputed interest on loans from related parties and prepaid expenses and other current assets, such as value added taxes for equipment purchased for our manufacturing facilities.

Net cash used in investing activities for the fiscal year 2009 was $3,610,754, an increase of 753% from $423,420 for the same period in 2007. This increase was due to construction cost, equipment purchase associated with our new facilities in Nanyang City.

Net cash provided by financing activities for the fiscal year 2009 was $4,926,230, an increase of $4,069,907 or 475% from $856,323 for the same period in 2008. This increase was due to increase of loans from related parties.

We are actively seeking additional external funding, but to date we have not consummated any financing transactions other than personal loans from our Chief Executive Officer in the principal amounts of $22,485 and $2,185,219 and a loan of $3,252,300 from a related party, Yuemao Techonology owned by the CEO to Nanyang WOFE.

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

Income (loss) per common share

Basic income (loss) per common share amounts are computed by dividing net income by weighted-average common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

NEW ACCOUNTING PRONOUNCEMENTS

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition

In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification  supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification  non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.

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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

The full text of our audited financial statements as of December 31, 2009 and 2008 begins on page F-1 of this report.

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position	Date Of Appointment
Wensheng Chen	77	Chief Executive Officer and Chairman of the Board of Directors	July 25, 2007,
Ling Chen	46	President, Chief Financial Officer, Treasurer, Secretary and Board Director	July 25, 2007

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

ITEM 11. EXECUTIVE COMPENSATION

The executives of the Company received no compensation from the Company for the year ended December 31, 2009. The Company currently has no agreements for compensation of its executives, and has no stock option plan or other equity compensation plan for its employees. The following table sets forth compensation we paid to the following employee, officer and our Chairman of the board during the years ended December 31, 2009 and 2008.

Name	Year	Salary	Bonus	Stock	Option	Non-Equity	Nonqualified	Other	Total
Wensheng Chen	2009	$-	-	-	-	-	-	-	$0
	2008	$10,215	-	-	-	-	-	-	$10,215
Ling Chen	2009	$-	-	-	-	-	-	-	$0
	2008	$10,215	-	-	-	-	-	-	$10,215

We have no Outstanding Equity Awards and director compensation plan.

Employment Agreements; Termination of Employment and Change of Control Arrangements

We have no employment agreements with our executive officers.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 18, 2010 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,599,974 shares of Common Stock outstanding as of March 18, 2010. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

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

On November 2, 2008 we entered into a loan agreement with our Chairman and CEO, Mr. Wenshen Chen for the principal amount of $22,485. The loan matures in five years and carries an annual interest rate of 5%. Interest was imputed in the amount of $1124 for the year ended December 31, 2009

From March 1, 2009 to December 31, 2009, our Chairman and CEO, Mr. Wensheng Chen paid various expense and payables on equipments and building construction for the Company, expenses including consulting, legal and audit fees and expenses. These payments on behalf of the Company are considered as personal loans to the Company. The total loan to the Company was in the principal amount of HK$16,949,985.13, approximately US$2,184,853. This loan is non-interest bearing and due on demand. Interest was imputed in the amount of $57,203 for the year ended December 31, 2009

On December 1, 2009, we signed a loan agreement with Yuemao Technology for the principal amount of RMB22,200,000, approximately US$3,252,300. The loan matures in six months to three years. The annual interest rate is same as the one-year ending rate of Central Bank in PRC. Interest was imputed in the amount of $13,551 for the year ended December 31, 2009. The loan was mainly used in equipment purchase, plant construction and other expenses.

The Company has developed prototype products through the solar department though a related party company with no charge.

During the year ended December 31, 2009, the Company purchased solar panels totaling $619,497 from a company owned by our CEO. We still owe the related company HK$1,837,775, approximately US$236,889.

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

UST paid Allstar $75,000 after S-1 registration statement was declared effective on June 30, 2008 and $50,000 after the common stock was admitted for quotation on the Over-the-counter Bulletin Board in 2009 by FINRA. UST has satisfied all payment obligations to Allstar pursuant to agreements between UST and Allstar.

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

On January 8, 2009, Avenndi, LLC (“Avenndi”) entered a second consulting agreement with Universal Solar Technology, Inc. for continued services to assist UST to revise its business information memorandum and executive business summary. UST paid $4,000 and 5,000 common shares for Avenndi’s services.

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

The designees listed below are the current holders of the 942,408 common shares issued by UST in June 2008:

First Prestige, Inc.	326,343
JD Infinity Holdings, Inc.	233,102
Catalpa Holdings, Inc.	233,102
Yulan He	139,861
Avenndi LLC	10,000

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Auditor Fees and Services in Our 2009 and 2008 Fiscal Years

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2009 and 2008 are as follows:

	2009	2008
Audit Fees	$26,000	$27,500
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$26,000	$27,500
Tax Fees	-	-
All Other Fees	4,500	-
Total for independent public audit firms	$30,050	$27,500

Audit Fees consist of fees billed for professional services rendered for the audit of the Company's consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Paritz & Company, P.A. in connection with statutory and regulatory filings or engagements.

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

Date: March 31, 2010
Universal Solar Technology, Inc.

By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE

/s/ Wensheng Chen	CEO and Chairman
Wensheng Chen	(Principal Executive Officer)	March 31, 2010

/s/ Ling Chen	Chief Financial Officer and Director
Ling Chen	(Principal Financial and Accounting Officer)	March 31, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Universal Solar Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of is internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities exceeded its current assets by $4,353,215 and the Company has incurred net loss of $925,466 since inception. These circumstances raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiary as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/S/Paritz & Company, P.A.

Hackensack, New Jersey
March 23, 2010

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

ASSETS

	December 31, 2009	December 31, 2008

CURRENT ASSETS:

Cash	$1,115,047	$259,025
Prepaid expenses and other current assets	319,123	26,666
Inventories	42,956	-
TOTAL CURRENT ASSETS	1,477,126	285,691

Deposits for future deliveries of property and equipment	312,362	-
Land use right, net of accumulated amortization
of $11,452 and $0, respectively	411,391	423,420
Property and equipment, net of accumulated depreciation
of $3,446 and $0, respectively	3,294,946	-

TOTAL ASSETS	$5,495,825	$709,111

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$154,813	$42,450
Due to related parties-current portion	5,675,528	749,298
TOTAL CURRENT LIABILITIES	5,830,341	791,748

Due to related parties- non-current portion	22,485	22,485

TOTAL LIABILITIES	5,852,826	814,233

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value,
10,000,000 shares authorized,
0 shares issued and outstanding	-	-
Common stock, $0.0001 par value,
90,000,000 shares authorized, issued and outstanding
22,599,974 shares and 22,574,974 shares, respectively	2,260	2,257
Additional paid-in capital	553,826	416,273
Accumulated deficit	(925,466)	(503,904)
Accumulated other comprehensive income (loss)	12,379	(19,748)
TOTAL STOCKHOLDERS' DEFICIENCY	(357,001)	(105,122)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,495,825	$709,111

See notes to  consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

SALES	$691,713	$11,454

COSTS AND EXPENSES:
Cost of sales	619,497	10,985
Selling, general and administrative expenses	343,445	312,800
TOTAL COSTS AND EXPENSES	962,942	323,785

LOSS FROM OPERATIONS	(271,229)	(312,331)

Interest expense	(148,490)	(36,616)
Dividend and interest income	1,892	471
Gain (loss) on foreign currency transactions	(3,735)	1,483

NET LOSS	(421,562)	(346,993)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	32,127	(14,634)

COMPREHENSIVE LOSS	$(389,435)	$(361,627)

Loss per common share -basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding
-basic and diluted	22,587,988	20,997,561

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL
BALANCE- DECEMBER 31, 2007	20,000,000	$2,000	$128,757	$(156,911)	$(5,114)	$(31,268)

Stock issued for services	942,408	94	9,330	-	-	9,424

Sale of common stock	1,632,566	163	241,570	-	-	241,733

Imputed interest on stockholder loan	-	-	36,616	-	-	36,616

Foreign currency translation adjustment	-	-	-	-	(14,634)	(14,634)

Net loss	-	-	-	(346,993)	-	(346,993)

BALANCE - DECEMBER 31, 2008	22,574,974	2,257	416,273	(503,904)	(19,748)	(105,122)

Stock issued for services	25,000	3	3,747	-	-	3,750

Imputed interest on loans from related parties	-	-	133,806	-	-	133,806

Foreign currency translation adjustment	-	-	-	-	32,127	32,127

Net loss	-	-	-	(421,562)	-	(421,562)

BALANCE - December 31, 2009	22,599,974	$2,260	$553,826	$(925,466)	$12,379	$(357,001)

See notes to  consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
OPERATING ACTIVITIES:
Net loss	$(421,562)	$(346,993)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on loans from related parties	133,806	36,616
Stock issued for services	3,750	9,424
Depreciation of property and equipment	3,446	-
Amortization of land use right	11,452	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(292,457)	(26,087)
Inventory	(42,956)	-
Accounts payable and accrued expenses	112,363	75,412
NET CASH USED IN OPERATING ACTIVITIES	(492,158)	(251,628)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(312,362)	-
Acquisition of property and equipment	(3,298,392)	(423,420)
NET CASH USED IN INVESTING ACTIVITIES	(3,610,754)	(423,420)

FINANCING ACTIVITIES:
Loans from related parties	4,926,230	614,590
Sale of common stock	-	241,733
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,926,230	856,323

EFFECT OF EXCHANGE RATE CHANGES ON CASH	32,704	(13,433)

INCREASE IN CASH	856,022	167,842

CASH - BEGINNING OF PERIOD	259,025	91,183

CASH - END OF PERIOD	$1,115,047	$259,025

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to consolidated  financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

1. BUSINESS DESCRIPTION

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The consolidated financial statements include the accounts of the Company and all of its subsidiaries.  All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Currency translation
The reporting currency of the Company is the United States dollar. The functional currency of Kuong U is the Hong Kong dollar. The functional currency of NUST is the Chinese Yuan (”RMB”).  Revenue and expense accounts of our two subsidiaries are translated into United States dollars at the average rates during the period, and balance sheet items are translated at year-end rates, except for equity accounts which are translated at historical rates.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.
The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Going concern
The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2009, the Company had negative working capital of $4,353,215 and a stockholders’ deficiency of $357,001. Further, the Company has incurred net losses of $925,466 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Cash
The Company maintains cash with financial institutions both in the United States and the Peoples Republic of China (“PRC”). The financial institutions in PRC are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

Inventories
Inventories consist of raw material, work in process and supply materials which are stated at the lower of cost or market.

Property and equipment
Property and equipment are recorded at cost. Once placed in service, depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.
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

Revenue recognition
Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criteria is satisfied through credit approvals. Delivery criteria is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Research and development costs
 Research and development costs are charged to expenses as incurred.

Deferred income taxes
The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carryforwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Income (loss) per common share
Basic income (loss) per common share amounts are computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

Fair value of financial instruments
The Company’s financial instruments consist of cash, prepaid expenses, inventories, accounts payable and accrued expenses, and due to related parties. The fair value of these financial instruments approximate their carrying amounts reported in the balance sheets due to their short term maturity.

New accounting pronouncements
In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition
In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.
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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

3. LAND USE RIGHT

On December 1, 2008, NUST acquired the right to use a parcel of land approximating  71,280 square meters for forty (40) years for its office and production facilities from the local government in the PRC.  The cost of RMB 2,886,300 ($422,843 translated at the December 31, 2009 exchange rate) is being amortized using the straight line method over the 40 year term of the contract.

4. PROPERTY AND EQUIPMENT

As of December 31, 2009, property and equipment, net, consist of:

Building construction in progress	$1,019,760
Production equipment	2,219,913
Office equipment	11,123
Automobile	47,596
Total	3,298,392
Less accumulated depreciation	3,446
Property and equipment- net	$3,294,946

The plant construction was completed in January 2010 and government approvals are expected by March 2010.

5. DEPOSIT FOR FUTURE DELIVERIES OF PROPERTY AND EQUIPMENT
As of December 31, 2009, NUST has contracted to acquire certain undelivered production equipment costing  a total of approximately 6,539,600 RMB ($958,051 translated at the December 31, 2009 exchange rate). The agreements provide for NUST’s payment of certain deposits prior to the delivery of the equipment. As of December 31, 2009, a total of approximately 2,132,167 RMB ($312,362 translated at the December 31, 2009 exchange rate) has been paid to the respective vendors as deposits.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

6. DUE TO RELATED PARTIES

Due to related parties consists of:
	December 31,	December 31,
	2009	2008
Due to Company’s chairman and chief executive officer, non-interest bearing, due on demand (interest imputed at 5%)	$2,185,219	$698,836

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“ Yuemao Laser”) with non interest bearing and due on demand.	238,009	50,462

Loan payable to Yuemao Technology Ltd. (“Yuemao Technology’) (See note 7)	3,252,300

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013	22,485	22,485

Total	5,698,013	771,783

Current portion	(5,675,528)	(749,298)

Non-current portion	$22,485	$22,485

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and chief executive officer.

7. RELATED PARTY TRANSACTIONS

In the year ended December 31, 2009, Kuong U purchased solar PV modules from Yuemao Laser, a PRC company controlled by the Company’s chairman and chief executive officer, at a total cost of $619,497 and sold the modules to two customers for total sales of $691,713 . In 2008, the Company purchased solar panels totaling $10,985 from a company owned by the Company’s chairman and chief executive officer.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Kuong U rents its executive office space from the daughter of the Company’s chairman and chief executive officer under a four-year contract, expiring April 30, 2011 which provides for monthly rent is HKD 12,000 (approximately $1,547 translated at the December 31, 2009 exchange rate). Rent expense for the years ended December 31, 2009 and 2008 was approximately $17,500 and $15,500, respectively.

On December 1, 2009, NUST entered into a RMB 22,200,000 ($3,252,300 translated at the December 31, 2009 exchange rate) loan agreement with Yuemao Technology, a PRC company controlled by the Company’s chairman and chief executive officer. Loans previously provided to NUST without interest and with no maturity were revised to provide for interest at a rate prevailing for comparable one year loans and a maturity date of June 1, 2010 to December 1, 2012 at Yuemao’s discretion. For the period December 1, 2009 to December 31, 2009 interest was accrued at 5%.

7. MAJOR CUSTOMER

In the year ended December 31, 2009, one customer located in India accounted for approximately 92% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries.

8. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the periods presented since it incurred net losses in such periods.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of December 31, 2009, the Company had approximately $110,000 and $440,000 of net operating loss carryforwards for income tax purposes in the United States and China, respectively.

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of  the net operating loss carryforward as of  December 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Vulnerability due to operations in PRC

The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.  Although the PRC government has been pursuing economic reform policies for more than 20 years, there is no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

10. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.