Form 10-Q
period 2010-03-31
Universal Solar Technology, Inc.
filed 2010-05-17
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended March 31, 2010

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting	☒
company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock $0.0001 par value per share, as of March 31, 2010 was 22,599,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. CONSOLIDATED BALANCE SHEETS (Unaudited)

	March 31, 2010	December 31, 2009
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS:
Cash	$1,068,206	$1,115,047
Prepaid expenses and other current assets	573,740	319,123
Inventories	68,169	42,956
TOTAL CURRENT ASSETS	1,710,115	1,477,126
Deposits for future deliveries of property and equipment	533,423	312,362
Land use right, net of accumulated amortization of $13,537 and $11,452, respectively	409,306	411,391
Property and equipment, net of accumulated depreciation of $6,771 and $3,446, respectively	3,881,186	3,294,946
TOTAL ASSETS	$6,534,030	$5,495,825
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$254,128	$154,813
Due to related parties-current portion	3,189	5,675,528
TOTAL CURRENT LIABILITIES	257,317	5,830,341
Due to related parties- non-current portion	6,822,231	22,485
TOTAL LIABILITIES	7,079,548	5,852,826
STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized, issued and outstanding 22,599,974 shares and 22,599,974 shares, respectively	2,260	2,260
Additional paid-in capital	598,154	553,826
Accumulated deficit	(1,174,108)	(925,466)
Accumulated other comprehensive income (loss)	28,176	12,379
TOTAL STOCKHOLDERS' DEFICIENCY	(545,518)	(357,001)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,534,030	$5,495,825

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
SALES	$-	$659,948
COSTS AND EXPENSES:
Cost of sales	-	589,368
Selling, general and administrative expenses	161,488	83,469
TOTAL COSTS AND EXPENSES	161,488	672,837
LOSS FROM OPERATIONS	(161,488)	(12,889)
Interest expense	(85,309)	(8,239)
Dividend and interest income	196	-
Gain (loss) on foreign currency transactions	(2,041)	(254)
NET LOSS	(248,642)	(21,382)
OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	15,797	28,451
COMPREHENSIVE LOSS	$(232,845)	$7,069
Loss per common share -basic and diluted	$(0.01)	$(0.00)
Weighted average number of shares outstanding -basic and diluted	22,599,974	22,574,974

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
OPERATING ACTIVITIES:
Net loss	$(248,642)	$(21,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	44,328	8,735
Depreciation of property and equipment	3,325	-
Amortization of land use right	2,085	3,524
Changes in operating assets and liabilities:
Accounts receivable	-	(390,249)
Prepaid expenses and other current assets	(254,617)	10,844
Inventory	(25,213)	-
Accounts payable and accrued expenses	99,315	(21,344)
NET CASH USED IN OPERATING ACTIVITIES	(379,419)	(409,872)
INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(221,061)	(79,110)
Acquisition of property and equipment	(589,565)	(4,178)
NET CASH USED IN INVESTING ACTIVITIES	(810,626)	(83,288)
FINANCING ACTIVITIES:
Loans from related parties	1,127,407	374,252
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,127,407	374,252
EFFECT OF EXCHANGE RATE CHANGES ON CASH	15,797	29,028
INCREASE IN CASH	(46,841)	(89,880)
CASH - BEGINNING OF PERIOD	1,115,047	259,025
CASH - END OF PERIOD	$1,068,206	$169,145
Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

See notes to consolidated financial statements.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

1. COMPANY OVERVIEW AND SIGNIFICANT ACCOUNTING POLICIES

1.1 Business Description

Universal Solar Technology, Inc. (the “Company”) is a Nevada corporation in the development stage. It is engaged in the manufacture and distribution of Silicon ingots, wafers, solar cells, modules, and other PV application products.

The Company was incorporated under the laws of the State of Nevada on July 24, 2007. It operates through its wholly-owned subsidiaries, including Kuong U Science & Technology (Group) Ltd. (“KUST”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008.

On May 9th, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC), and raised capital of $300,000 from a self-underwritten offering of 2,000,000 shares of our common stock.

1.2 Unaudited Interim Financial Statements

The unaudited financial statements, as of and for the three months ended March 31, 2010 and 2009, have been prepared in accordance with Generally Accepted Accounting Principles in the United States for interim financial information and with instructions to Form 10-Q.

In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements, and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2010 and the results of operations and cash flows for the periods ended March 31, 2010 and 2009. The results for the three months ended March 31, 2010 is not necessarily indicative of the results to be expected for any subsequent quarter of the entire year ending December 31, 2010.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

1.3 Currency Translation

The reporting currency of the Company is U.S. dollars (USD). The functional currency of KUST is Hong Kong dollars (HKD). The functional currency of NUST is Renminbi (RMB). The subsidiaries’ functional currencies have been translated into USD for reporting purpose.

Income statement items were converted at the average exchange rates during the three month period. Balance sheet items were converted at the period-end exchange rates, except for equity accounts which were calculated at the historical rates. Gains and losses from foreign currency transactions were recognized on an actual basis.

RMB related transactions must take place through PRC authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates applied in the translation.

1.4 Use of Estimates

The preparation of financial statements requires management to make estimates and assumptions. These estimates and assumptions could affect the application of accounting policies, the disclosures of contingent assets and liabilities, and reported amounts of revenues and expenses.

Accounting estimates could change from period to period. Actual results could differ from those estimates. Appropriate adjustments to estimates are made as management becomes aware of changes in circumstances surrounding the estimates.

1.5 Comprehensive Income (Loss)

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

1.6 New Accounting Pronouncements

In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The adoption of this standard did not have a material effect on the Company’s consolidated results of operations and financial condition

In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification supersedes Codification supersedes all non-SEC accounting and reporting standards. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. The company adopted the new guidance for the quarter ended September 30, 2009. Adoption of the Codification did not have any impact on the Company’s results of operations or financial position.

In May 2009, FASB issued new guidance establishing general standards of accounting for disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued, or subsequent events. An entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. Adoption of this standard did not have a material impact on the Company’s results of operations or financial position.

2. GOING CONCERN

The financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplate continuation of the Company as a going concern. The Company has incurred an operating loss since inception and its cash resources are insufficient to meet its planned business objectives. These and other factors raise substantial doubt about the Company's ability to continue as a going concern.

3. DUE TO RELATED PARTIES

	March 31,	December 31,
	2010	2009
Due to Company’s chairman and chief executive officer, non-interest bearing, no repayment terms (interest imputed at 5%) (See note 6)	$3,006,364	$2,185,219

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”), non interest bearing, no repayment terms (interest imputed at 5%) (See note 6)	246,431	238,009

Loan payable to Yuemao Technology Ltd. (“Yuemao Technology”) (See notes 6)	3,256,740	3,252,300

Due to Yuemao Technology, non interest bearing, no repayment terms (interest imputed at 5%)	293,400	-

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013 (interest due or principal)	22,485	22,485

Total	6,825,420	5,698,013

Current portion	(3,189)	(5,675,528)

Non-current portion	$6,822,231	$22,485

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by our Company’s Chairman, Wensheng Chen.

4. MAJOR CUSTOMER

The Company has two major customers in India, Kotak Urja Private Limited, and Suman Lakshmi Enterprises. The sales to Kotak Urja Private Limited accounted for approximately 97% of total revenue in 2009. Under the terms of the purchase agreements, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries. Up to the expiration date of the warranty, there is no request for replacement.

5. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the periods presented due to its consecutive net loss since the inception of business.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of March 31, 2010, the Company had approximately $128,000 and $585,000 of net operating loss carry forwards for income tax purposes in the United States and China, respectively.

The Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2010 and the management will continue to review this valuation allowance and make adjustments as appropriate.

6. SUBSEQUENT EVENTS

On April 16, 2010, the Board of Directors accepted the resignation of Ms. Ling Chen as the Company’s CFO and at the same time appointed Ms. Lijie Zhu as the Company’s CFO to replace Ms. Chen.

On May 5, 2010, NUST amended the previous oral loan agreement with Yuemao Technology (see Note 3), and formed a Line of Credit Agreement. By March 31, 2010, NUST has received the total cash amount of RMB 24,200,000. NUST may continue to borrow from Yuemao Technology with a nominal interest as 1percent per annum. NUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with Yuemao Laser Corporation, and formed a Line of Credit Agreement. By March 31, 2010, KUST has received the total cash amount of HKD 1,891,373. KUST may continue to borrow from Yuemao Laser with a nominal interest as 1percent per annum. KUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with the CEO Wensheng Chen, and formed a Line of Credit Agreement. By March 31, 2010, KUST has received the total cash amount of HKD 23,338,485.13 and USD 22,485.  KUST may continue to borrow from Wensheng Chen with a nominal interest as 1percent per annum. KUST promises to pay the principal and the interest balance by 12/1/2013.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements, which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate”, “may”, “will”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, predict”, “project”, “target”, “will likely result”, “will continue” and similar expressions are intended to identify forward-looking statement and based upon our expectations at the time they made. The forward-looking statements are not guarantee for future performance and actual results may differ from those indicated or implied in the forward-looking statements due to a various factors including, but not limited to changes to our assumptions, risks and uncertainties involved, many of which are beyond our control. We discuss risks and uncertainties in great details under item IA “Risk Factors” below.

The company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. However, your attention is directed to any further disclosures made on related subjects in our subsequent annual and periodic reports filed with the Securities and Exchange Commission on Forms 10-K, 10-Q and 8-K.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and accompanying notes and the other financial information appearing in Part I, Item 1 and elsewhere in this report. The Company’s fiscal year end is December 31.

RESULTS OF OPERATIONS

The company’s focus during 2010 has been on completing the development of its Nanyang factory. With the newly finished manufacture, the annual production capacity can reach to 38MW silicon ingots, 7MW solar wafers, and 30 MW solar PV modules by the end of third quarter of 2010.

Revenue Recognition

Affected by the significant price decrease for solar products, it was not cost effective for the Company to sell products manufactured by a related party as it has done in the past. As a result, there were no revenues recognized during the first quarter of 2010 compared to $659,948 for the three months ended March 31, 2009, generated from our major two customers of solar PV modules manufactured by a related party. Instead, the Company has focused its efforts on completing the construction of its manufacturing facilities in order to become more vertically integrated. As a vertically integrated company, we will be able to increase the profit margin of our products and sell our products at lower prices.

Cost of Sales

The cost of sales for the three months ended March 31, 2010 was zero, as we had no sales, comparing to $589,368 for the three months ended March 31, 2009. The cost of sales in the amount of $589,368, mainly including raw material, was contributed to the revenue generated by KUST last year.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Our gross profit for the three months ended March 31, 2010 was zero, compared to $70,580 for the three months of 2009 because we had no sales for reasons discussed above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, advertisement, and other selling expenses. It was $161,488 for the three months ended March 31, 2010, compared to $83,469 for the three months ended March 31, 2009. The increase was mainly associated with the expenses related to consulting, legal and audit fees in relation to our registration of our common stock with the SEC. We expect these expenses to increase further in the near future, both in absolute dollars and as a percentage of net sales, in order to support the completion of manufacturing construction, installation of equipment, improvement of our information processes and systems, compliance and other infrastructure required for a public company.

Interest Expense

Interest expense was $85,309 for the three months ended March 31, 2010, compared to $8,239 for the three months ended March 31, 2009. The majority of the $85,309 interest expense was attributable to the imputed interest expense on the loans from related parties.

Net Loss

Net loss for the first quarter was $248,642 compared to $21,382 for the first quarter of 2009 as a combination result of the absence of revenue, and increased administration and personal expenses. The number of employees has increase from 4 to 54 at the end of the first quarter of 2010.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies. During the three months ended March 31, 2010, we recognized a foreign currency translation gain of $15,797, compared to $28,451 for the three months ended March 31, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our operation is primarily funded through paid-in capital and short term and long term loans from the related parties. As of March 31, 2010, we had $1,068,206 in cash, cash equivalents and marketable securities, compared with $169,145 ended March 31, 2009. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Operating Activities

For the three months ended March 31, 2010, cash used in operating activities was $379,419 compared with $409,872 used during the three months ended March 31, 2009. This was primarily attributable to cash used in prepaid expenses, other current assets and inventory. Offset to the increase was an increase in imputed interest on loans from related parties of $44,328 and net increase in accounts payable and accrued expenses of $99,315.

Investment Activities

For the three months ended March 31, 2010, cash used in investment activities was $810,626 compared to $83,288 for the three months ended March 31, 2009. The increase is primarily related to cash paid as deposits for future deliveries of equipment and acquisition of property and equipment as a result of a series equipment purchases for supporting business establishment and future growth.

Financial Activities

Financial activities provided net cash inflow of $1,127,407 during first three months of 2010 as compared to $374,252 for the same period 2009. As of March 31, 2010, the total proceeds from related parties amounted to $6,825,420 or net of $1,127,407 during the period.

Off-Balance Sheet Arrangements

As of March 31, 2010, we have not entered any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financial activities. Additional financing is desirable within the next 9 months in order to meet our current and projected cash flow deficits from business operations and future development.

As of March 31, 2010, our liquidity and capital resources have not been materially adversely impacted and we believe that they will not be materially adversely impacted in the near future.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

The Company is exposed to market risks, such as foreign currency risk and commodity price risk.

Item 4T. Evaluation of Disclosure Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

CEO AND CFO CERTIFICATIONS

We have attached as exhibits to this Quarterly Report on Form 10-Q the certification of our Chief Executive Officer and Chief Financial Officer which are required in accordance with the Exchange Act. We recommend that this Item 4 be read in conjunction with those certifications for a more complete understanding of the subject matter presented.

LIMITATION ON THE EFFECTIVENESS OF CONTROLS

The inherent limitations of the control systems, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives are being met. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Control systems can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

As of this quarter reported ended March 31, 2010, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.    Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

For a description of the unregistered sales of equity securities and use of proceeds, refer to our Annual Report on Form 10-K for the year ended December 31, 2009 filed with Securities and Exchange Commission. No advertising and general solicitation was employed in offering the securities. The offerings and sales were made to a limited number of persons, all of whom were accredited investors and executive officers of our company. All of our shareholders are provide with access to our Securities and Exchange Commission filings.

Item 3.    Defaults upon Senior Securities

None.

Item 4.   Other Information

None.

Item 5.   Exhibits

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

Universal Solar Technology, Inc.

Date: May 17, 2010	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Lijie Zhu
Lijie Zhu Chief Financial Officer (Principal Financial and Accounting Officer)