Form 10-Q
period 2010-06-30
Universal Solar Technology, Inc.
filed 2010-08-16
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended June 30, 2010

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

The number of shares of Common Stock outstanding as of August 12, 2010 was 22,599,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:

Cash	$911,276	$1,115,047
Prepaid expenses and other current assets	786,268	319,123
Inventories	298,827	42,956
TOTAL CURRENT ASSETS	1,996,371	1,477,126

Deposits for future deliveries of property and equipment	596,310	312,362
Land use right, net of accumulated amortization of $16,824 and $11,452, respectively	408,212	411,391
Property and equipment, net of accumulated depreciation of $11,524 and $3,446, respectively	3,930,891	3,294,946

TOTAL ASSETS	$6,931,784	$5,495,825

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$371,642	$154,813
Due to related parties-current portion	19,213	5,675,528
TOTAL CURRENT LIABILITIES	390,855	5,830,341

Due to related parties- non-current portion	7,277,288	22,485

TOTAL LIABILITIES	7,668,143	5,852,826

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding		-
Common stock, $0.0001 par value, 90,000,000 shares authorized, issued and outstanding 22,599,974 shares and 22,574,974 shares, respectively	2,260	2,260
Additional paid-in capital	598,048	553,826
Accumulated deficit	(1,381,722)	(925,466)
Accumulated other comprehensive income (loss)	45,055	12,379
TOTAL STOCKHOLDERS' DEFICIENCY	(736,359)	(357,001)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,931,784	$5,495,825

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

SALES	$-	$-	$-	$660,051

COSTS AND EXPENSES:
Cost of sales	-	-	-	589,460
Selling, general and administrative expenses	189,327	78,717	350,815	162,197
TOTAL COSTS AND EXPENSES	189,327	78,717	350,815	751,657

LOSS FROM OPERATIONS	(189,327)	(78,717)	(350,815)	(91,606)

Interest expense	(17,358)	(11,566)	(102,667)	(19,805)
Dividend and interest income	490	-	686	-
Gain (loss) on foreign currency transactions	(1,419)	(2,165)	(3,460)	(2,419)

NET LOSS	(207,614)	(92,448)	(456,256)	(113,830)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	16,878	438	32,676	28,889

COMPREHENSIVE LOSS	$(190,736)	$(92,010)	(423,580)	$(84,941)

Loss per common share -basic and diluted	$(0.01)	$(0.00)	(0.02)	$(0.01)

Weighted average number of shares outstanding -basic and diluted	22,599,974	22,574,974	22,599,974	22,574,974

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Month Ended	Six Mnth Ended
	June 30, 2010	June 30, 2009
OPERATING ACTIVITIES:
Net loss	$(456,256)	$(113,830)
Adjustments to reconcile net loss to net cash used in operating activities:	0 0
Imputed interest on loans from related parties	44,374	20,424
Increase in long term interest payable to affiliated parties	57,945
Stock issued for services	0
Depreciation of property and equipment	7,936	59
Amortization of land use right and intangible assets	5,637	6,171
Changes in operating assets and liabilities:	0
Accounts receivable	0
Prepaid expenses and other current assets	(463,956)	(27,488)
Inventory	(254,806)
Accounts payable and accrued expenses	230,735	(783)
NET CASH USED IN OPERATING ACTIVITIES	(828,391)	(115,447)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(281,398)	(237,492)
Acquisition of property and equipment	(619,262)	(47,779)
Acquisition of Intangible Assets	(5,842)
NET CASH USED IN INVESTING ACTIVITIES	(906,502)	(285,271)

FINANCING ACTIVITIES:
Loans from related parties	1,524,273	612,685
Sale of common stock
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,524,273	612,685

EFFECT OF EXCHANGE RATE CHANGES ON CASH	6,849	20,148

INCREASE IN CASH	(203,771)	232,115

CASH - BEGINNING OF PERIOD	1,115,047	259,025

CASH - END OF PERIOD	$911,276	$491,140

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2010
(Unaudited)

1.  INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2010 and the results of operations and cash flows for the periods ended June 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the six months ended June 30, 2010 is not necessarily indicative of the results to be expected for any subsequent periods of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations.  These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2009 as included in our report on Form 10-K.

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

Going concern

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2010, the Company had a stockholders’ deficiency of $736,359. Further, the Company has incurred net losses of $ 1, 381,722 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3. DUE TO RELATED PARTIES-NON-CURRENT PORTION

	June 30,	December 31,
	2010	2009
Due to Company’s chairman and chief executive officer, non-interest bearing, due on demand	$8,836	$

Due to Company’s president，Ms. Lin Chen, non-interest bearing, due on demand	368	368

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”) , non-interest bearing, due on demand	10,009	1,120

Due to Mr. Wenshen Chen, Company’s chairman and chief executive officer, due 12/1/2013 , at 1% per annum	3,031,319	2,207,336

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”) due 12/1/2013 , at 1% per annum	245,385	236,889

Due to Yuemao Technology Ltd. (“Yuemao Technology”) , due 12/1/2013 , at 1% per annum	3,927,424	3,252,300

Interest Payable , due 12/1/2013with the principals, not interest bearing	73,160	14,860

Total	7,296,501	5,712,873

Current portion	(19,213)	(5,675,528)

Non-current portion	$7,277,288	37,345

On May 5, 2010, NUST amended the previous oral loan agreement with Yuemao Technology and formed a Line of Credit Agreement. By June 30, 2010, NUST has received the total cash amount of RMB 26,670,000. According to the Line of Credit Agreement, NUST may continue to borrow from Yuemao Technology at the interest rate of 1 percent per annum, NUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with Yuemao Laser Technology and formed a Line of Credit Agreement. By June 30, 2010, KUST has received the total cash amount of HKD 1,914,979.  According to the Line of Credit Agreement, KUST may continue to borrow from Yuemao Technology at the interest rate of 1 percent per annum, KUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with Mr. Wenshen Cheng and formed a Line of Credit Agreement. By June 30, 2010, KUST has received the total cash amount of HKD 23,480,825.  According to the Line of Credit Agreement, KUST may continue to borrow from Mr. Wenshen Chen at the interest rate of 1 percent per annum, KUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, the Company amended the previous oral loan agreement with Mr. Wenshen Cheng and formed a Line of Credit Agreement. By June 30, 2010, Universal Solar Technology has received the total cash amount of HKD 22,485.  According to the Line of Credit Agreement, Universal Solar Technology may continue to borrow from Mr. Wenshen Chen at the interest rate of 1 percent per annum, Universal Solar Technology promises to pay the principal and the interest balance by 12/1/2013.

As of June 30, 2010, total interest payable under the above Line of Credit Agreements was $73,160.

For those non-interest bearing payables due to related parties, interest has been imputed at 5 percent per annum. As of June 30, 2010, total imputed interest was $ 178,252.

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and chief executive officer.

4.  MAJOR CUSTOMER

The Company has two major customers in India, Kotak Urja Private Limited, and Suman Lakshmi Enterprises. The sales to Kotak Urja Private Limited accounted for approximately 92% of total revenue in 2009. Under the terms of the purchase agreements, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries. Up to the expiration date of the warranty, there is no request for replacement.

5. RELATED PARTY TRANSACTIONS

The Company has no related party transaction other than described in Note 2 during the reporting period.

6. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the periods presented since it incurred net losses in such periods.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of June 30, 2010, the Company had approximately $1,381,722 of net operating loss carry forwards for income tax purposes in the United States.

Based on management's present assessment, the Company has not determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carryforward as of June 30, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

7. COMMITMENTS AND CONTINGENCIES

The Company signed of a sales contract for $32,600,000 with C.T.O. spol.s.r.o. Group, part of the largest electricity producer in the Czech Republic. The contract calls for the delivery of 20MW of monocrystaline solar modules to be delivered by the end of 2010. After signing the contract, C.T.O. requested to amend the contract and delay the payment. As of today, we have not received the deposit of 15% of the total amount of the sales contract from our counter party.

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

OVERVIEW OF OUR BUSINESS

We are a development stage enterprise that manufactures silicon ingots, wafers, high efficiency solar photovoltaic (“PV”) modules and other PV application products in the EU, North America, Asia and Africa.  The Company was incorporated under the laws of the State of Nevada on July 24, 2007. It operates through its wholly-owned subsidiaries, including Kuong U Science & Technology (Group) Ltd. (“KUST”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008. On May 9th, 2008, the Company filed a registration statement on Form S-1 with the Securities and Exchange Commission (SEC), and raised capital of $300,000 from a self-underwritten offering of 2,000,000 shares of our common stock.

The company’s focus during 2010 has been on completing the development of its Nanyang factory. The new factory covers an area of 71337 square meters in Nanyang City, Henan province. Upon full completion, the Nanyang factory will have advanced manufacturing technologies and equipments. We expect that by the end of 2010, the Nanyang factory will have annual production capacity of up to 50MW silicon ingots, 20MW solar wafers, and 30 MW solar PV modules. Our products have passed multiple standard tests and achieved the certificates of VDE, TUV, IEC61215, IEC 61730, CE and ISO 9001:2000.

RESULTS OF OPERATIONS

As of to date, we have completed testing of 8 ingot growers and continue to acquire more equipments to expand the production volume. We obtained operating permits for our high pressure container to be used in our silicon ingots department. During the second quarter of 2010 we have accepted delivery of water cooling system, multi-wire saw and framing machine. We have produced 100,000 pieces of wafers and each may sell at $2-$3 in the current market.  We have hired a total of 114 employees as of June 30, 2010 and a total of 158 employees as of the date of the filing this report. For the PV module departments, two assembling groups are under training and expect to start production in August of 2010. We expect to be in full production by September, 2010.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Revenue Recognition

Affected by the significant price decrease for solar products, it was not cost effective for the Company to sell products manufactured by a related party as it has done in the past. As a result, there were no revenues recognized during the three months ended June 30, 2010 or the three months ended June 30, 2009. Instead, the Company has focused its efforts on completing the construction of its manufacturing facilities in order to become more vertically integrated. As a vertically integrated company, we will be able to increase the profit margin of our products and sell our products at lower prices.

Cost of Sales

The cost of sales for the three months ended June 30, 2010 and the three months ended June 30, 2009 were both zero, as we had no sales for reasons stated above.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Because we had no sales for reasons discussed above for the three months ended June 30, 2010 and the three months ended June 30, 2009, we had no gross profits during those periods.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, advertisement, and other selling expenses. It was $189,327 for the three months ended June 30, 2010, compared to $78,717 for the three months ended June 30, 2009 an increase of $110,610 or 141%. The increase was mainly associated with the increase in personnel associated with the Nanyang factory. We expect these expenses to increase further in the near future, both in absolute dollars and as a percentage of net sales, in order to support the completion of manufacturing construction, installation of equipment, improvement of our information processes and systems, compliance and other infrastructure required for a public company.

Interest Expense

Net interest expense was $17,358 for the three months ended June 30, 2010, compared to $11,566 for the three months ended June 30, 2009, an increase of $5,792 or 50%. The majority of the $17, 358 interest expense was attributable to the interest expense on the loans from related parties. The increase in interest expense is due to increased borrowing from related parties.

Net Loss

Net loss for the three months ended June 30, 2010 was $207,614 compared to $92,448 for the second quarter of 2009 as a result of the combination of the absence of revenue, and increase in administration and personal expenses. The number of employees has increase from 4 to 114 at the end of the second quarter of 2010 compared to the same period in 2009.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies. During the three months ended June 30, 2010, we recognized a foreign currency translation gain of $16,878, compared to $438 for the three months ended June 30, 2009 an increase of $16,440 or 3,753%. The increase in foreign currency translation gain was mainly due to the fluctuation between US Dollar and Chinese Yuan during the reporting period.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

Revenue Recognition

Affected by the significant price decrease for solar products, it was not cost effective for the Company to sell products manufactured by a related party as it has done in the past. As a result, there were no revenues recognized during the six months ended June 30, 2010 compared to $660,051 for the six months ended June 30, 2009, generated from our major two customers of solar PV modules manufactured by a related party. Instead, the Company has focused its efforts on completing the construction of its manufacturing facilities in order to become more vertically integrated. As a vertically integrated company, we will be able to increase the profit margin of our products and sell our products at lower prices.

Cost of Sales

The cost of sales for the six months ended June 30, 2010 was zero, as we had no sales, comparing to $589,460 for the six months ended June 30, 2009 which constitutes a 100% decrease. The cost of sales in the amount of $589,460 was the cost associated with the solar PV modules manufactured by a related party which was sold by KUST.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Our gross profit for the six months ended June 30, 2010 was zero, compared to $70,591 for the six months of 2009 because we had no sales for reasons discussed above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, advertisement, and other selling expenses. It was $350,815 for the six months ended June 30, 2010, compared to $162,197 for the same period in 2009, an increase of $188,618 or 116%. The increase was mainly associated with the expenses related to the increase in personnel from 4 to 114 related to the new manufacturing facilities in Nanyang. We expect these expenses to increase further in the near future, both in absolute dollars and as a percentage of net sales, in order to support the completion of manufacturing construction, installation of equipment, improvement of our information processes and systems, compliance and other infrastructure required for a public company.

Interest Expense

Net interest expense was $102,667 for the six months ended June 30, 2010, compared to $19,805 for the six months ended June 30, 2009, an increase of $82,862 or 418%. The majority of the interest expense was attributable to the interest expense on the loans from related parties and the increase was due to increased borrowing from related parties.

Net Loss

Net loss for the six months ended June 30, 2010 was $456,256 compared to $113,830 for the same period in 2009, an increase of $342,426 or 301%. The increase was due to the increase of increase in payroll expenses as a result of a significant increase in employees as a result of the large hiring to staff our new manufacturing facilities in Nanyang. The number of employees has increase from 4 to 114 at the end of the second quarter of 2010 compared to the same period a year ago.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies. During the six months ended June 30, 2010, we recognized a foreign currency translation gain of $32,676, compared to $28,889 for the three months ended June 30, 2009, an increase of $3,787 or 13%. This increase was mainly due to the fluctuation between US Dollar and Chinese Yuan during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Our operation is primarily funded through paid-in capital and short term and long term loans from the related parties. As of June 30, 2010, we had $911,276 in cash, cash equivalents and marketable securities, compared with $1,115,047 ended December 31, 2009. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Operating Activities

For the six months ended June 30, 2010, cash used in operating activities was $828,391 compared with $115,447 used during the six months ended June 30, 2009. This was primarily attributable to cash used in prepaid expenses, other current assets and inventory. Offset to the increase was an increase in imputed interest on advances from related parties and interest payable on long term loans from related parties of $44,374 and $57,945 respectively and net increase in accounts payable and accrued expenses of $230,735.

Investment Activities

For the six months ended June, 2010, cash used in investment activities was $906,502 compared to $285,271 for the six months ended June 30, 2009. The increase is primarily related to cash paid as deposits for future deliveries of equipment and acquisition of property and equipment as a result of a series equipment purchases for our new manufacturing facilities in Nanyang.

Financing Activities

Financing activities provided net cash inflow of $1,524,273 during the first six months of 2010 as compared to $612,685 for the same period 2009. The increase was due to increased borrowing from related parties. The company may continue to borrow from the related parties to finance the future development.

Off-Balance Sheet Arrangements

As of June 30, 2010, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financing activities. Additional financing is desirable within the next 9 months in order to meet our current and projected cash flow deficits from business operations and future development. We will continue to seek financing from related parties and other sources.

In addition, we continues to enhance our sale and marketing efforts such as participating in international trade shows and increasing our sales staff in order to generate sales. We entered into a sales contract with C.T.O., spol. s.r.o. on June 18, 2010 to sell 20MW of monocrystalline solar modules for an aggregate sales price of $32,600,000. Although pursuant to the agreement 15% of the aggregate sales price was due on June 28, 2010, to date we have not received any payment and there is no guaranty that we ever will.

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

PART II - OTHER INFORMATION
Item 1.    Legal Proceedings

As of this quarter reported ended June 30, 2010, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

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

Universal Solar Technology, Inc.

Date: August 16, 2010	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Lijie Zhu
Lijie Zhu Chief Financial Officer (Principal Financial and Accounting Officer)