Form 10-Q
period 2010-09-30
Universal Solar Technology, Inc.
filed 2010-11-15
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
for the quarterly period ended September 30, 2010

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
Zhuhai City, Guangdong Province,
The People’s Republic of China

(Address of principal executive offices including zip code)

86-756-8682610

 (Registrant's telephone number, including area code)

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
Yes ☐ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares of Common Stock outstanding as of November 5, 2010 was 22,599,974 shares.

Except as otherwise required by the context, all references in this report to "we", "us”, "our", “Universal Solar Technology” or "Company" refer to the consolidated operations of Universal Solar Technology, Inc., and its wholly owned subsidiaries.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2010	December 31, 2009
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS:

Cash	$126,125	$1,115,047
Prepaid expenses and other current assets	1,394,993	319,123
Inventories	603,813	42,956
TOTAL CURRENT ASSETS	2,124,931	1,477,126

Deposits for future deliveries of property and equipment	545,269	312,362
Land use right, net of accumulated amortization of $19,741 and $11,452, respectively	410,981	411,391
Property and equipment, net of accumulated depreciation of $66,225 and $3,446, respectively	5,397,443	3,294,946

TOTAL ASSETS	$8,478,624	$5,495,825

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$872,977	$154,813
Advance from customers	314,726
Short Term loan	746,150
Due to related parties-current portion	65,922	5,675,528
TOTAL CURRENT LIABILITIES	1,999,775	5,830,341

Due to related parties- non-current portion	7,358,022	22,485

TOTAL LIABILITIES	9,357,797	5,852,826

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding		-
Common stock, $0.0001 par value, 90,000,000 shares authorized, issued and outstanding 22,599,974 shares and 22,599,974 shares, respectively	2,260	2,260
Additional paid-in capital	598,048	553,826
Accumulated deficit	(1,546,599)	(925,466)
Accumulated other comprehensive income (loss)	67,118	12,379
TOTAL STOCKHOLDERS' DEFICIENCY	(879,173)	(357,001)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$8,478,624	$5,495,825

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	Sep 30, 2010	Sep 30, 2009	Sep 30, 2010	Sep 30, 2009

SALES	$609,500	$31,609	$609,500	$691,660

Cost of goods sold	598,721	29,989	598,721	619,449

Gross Profit	10,779	1,620	10,779	72,211

Expenses
Selling Expenses	57,266		57,266
General and administrative expenses	90,259	120,418	441,074	282,615

TOTAL OPERATING EXPENSES	147,525	120,418	498,340	282,615

LOSS FROM OPERATIONS	(136,746)	(118,798)	(487,561)	(210,404)

Interest expense	(28,082)	(55,869)	(130,749)	(75,674)
Dividend and interest income	0		686
Gain (loss) on foreign currency transactions	(49)	11	(3,509)	(2,408)
Other income	-		-

NET LOSS	(164,877)	(174,656)	(621,133)	(288,486)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	22,063	45	54,739	28,934

COMPREHENSIVE LOSS	$(142,814)	$(174,611)	$(566,394)	$(259,552)

Loss per common share -basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.01)

Weighted average number of shares outstanding -basic and diluted	22,599,974	22,574,974	22,599,974	22,574,974

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine month ended	Nine month ended
	9/30/2010	9/30/2009
OPERATING ACTIVITIES:
Net loss	$(621,133)	$(288,486)
Adjustments to reconcile net loss to net
cash used in operating activities:
Imputed interest on loans from related parties	44,899	76,819
Increase in long term interest payable to affiliated parties	76,253
Depreciation of property and equipment	61,409	1,121
Amortization of land use right and intangible assets	8,459	8,809
Changes in operating assets and liabilities:	-
Prepaid expenses and other current assets	(1,094,077)	12,650
Inventory	(552,750)
Accounts payable and accrued expenses	721,912	25,940
Advance from customers	310,621
NET CASH USED IN OPERATING ACTIVITIES	(1,044,407)	(163,147)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(224,124)	(791,113)
Acquisition of property and equipment	(2,076,393)	(740,226)
NET CASH USED IN INVESTING ACTIVITIES	(2,300,517)	(1,531,339)

FINANCING ACTIVITIES:
Proceeds from short-term loan	736,416
Loans from related parties	1,607,340	2,883,004
NET CASH PROVIDED BY FINANCING ACTIVITIES	$2,343,756	$2,883,004

EFFECT OF EXCHANGE RATE CHANGES ON CASH	12,246	29,510

INCREASE IN CASH	(988,922)	1,218,028

CASH - BEGINNING OF PERIOD	1,115,047	259,025

CASH - END OF PERIOD	$126,125	$1,477,053

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

See notes to consolidated  financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2010
(Unaudited)
1.  INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with instructions to Form 10-Q.  In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2010 and the results of operations and cash flows for the periods ended September 30, 2010 and 2009. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited.  The results for the nine months ended September 30, 2010 is not necessarily indicative of the results to be expected for any subsequent periods of the entire year ending December 31, 2010.  The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date.

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

Revenue recognition

Revenue from solar products is recognized when there is evidence of an arrangement, delivery has occurred or services have been rendered, the arrangement fee is fixed or determinable, and collectability of the arrangement fee is reasonably assured.

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

Going concern

The financial statements have been prepared on a "going concern" basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2010, the Company had a stockholders’ deficiency of $879,173. Further, the Company has incurred net losses of $1,546,599 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

3. SHORT TERM LOAN

On July 2, 2010, NUST signed a short term loan agreement for RMB 5 million with Fangcheng County Hong Yu Industrial Development and Investment Company. By September 30, 2010, NUST has received the total cash amount of RMB 5 million. According to the loan agreement, NUST agrees to pay interest at the interest rate of 4.425% per month. The maturity date of the loan is 12/31/2010.

4. DUE TO/DUE FROM RELATED PARTIES

On May 5, 2010, NUST amended the previous oral loan agreement with Yuemao Technology and formed a Line of Credit Agreement. By September 30, 2010, NUST has received the total cash amount of RMB 26,470,000. According to the Line of Credit Agreement, NUST may continue to borrow from Yuemao Technology at the interest rate of 1 percent per annum, NUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with Yuemao Laser Technology and formed a Line of Credit Agreement. By September 30, 2010, KUST has received the total cash amount of HKD 1,925,353.  According to the Line of Credit Agreement, KUST may continue to borrow from Yuemao Technology at the interest rate of 1 percent per annum, KUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, KUST amended the previous oral loan agreement with Mr. Wenshen Cheng and formed a Line of Credit Agreement. By September 30, 2010, KUST has received the total cash amount of HKD 23, 681,566. According to the Line of Credit Agreement, KUST may continue to borrow from Mr. Wenshen Chen at the interest rate of 1 percent per annum, KUST promises to pay the principal and the interest balance by 12/1/2013.

On May 5, 2010, the Company amended the previous oral loan agreement with Mr. Wenshen Cheng and formed a Line of Credit Agreement. By September 30, 2010, Universal Solar Technology has received the total cash amount of USD 22,485. According to the Line of Credit Agreement, Universal Solar Technology may continue to borrow from Mr. Wenshen Chen at the interest rate of 1 percent per annum, Universal Solar Technology promises to pay the principal and the interest balance by 12/1/2013.

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and chief executive officer.

Due to related parties

Due to related parties consists of following:

	September 30,	December 31,
	2010	2009
Due to President Ms. Lin Chen	$104,536	$0

Due to Mr. Wenshen Chen, Company’s chairman and chief executive officer, due 12/1/2013, at 1% per annum	$3,067,934	$2,207,704

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”) due 12/1/2013, at 1% per annum	$247,600	$238,009

Due from Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	$(38,614)	0

Due to Yuemao Technology Ltd. (“Yuemao Technology”), due 12/1/2013, at 1% per annum	$3,950,118	$3,252,300

Interest Payable, due 12/1/2013with the principals, not interest bearing	$92,370	$0

Total	$7,423,944	$5,698,013

Current portion	$(65,922)	(5,675,528)

Non-current portion	$7,358,022	$22, 485

5. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the periods presented since it incurred net losses in such periods.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of September 30, 2010, the Company had approximately $1,546,599 of net operating loss carry forwards for income tax purposes.

Based on management's present assessment, the Company has not determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry forward as of September 30, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

6. PROPERTY, PLANT AND EQUIPMENT

As of September 30, 2010, the company had $410, 981 of net land use right. NUST acquired the right to use a parcel of land approximating 71,280 square meters for forty (40) years for its office and production facilities from the local government in the PRC on the December 1, 2008 for a cost of RMB 2,886,300. The land use right is being amortized using the straight line method over the 40 year term of the contract.

As of September 30, 2010 and December 31, 2009, property, plant and equipment consisted of the following:

	September 30, 2010	December 31, 2009
Construction in progress	$715,045	$1,019,760
Office equipment and furniture	20,093	11,123
Equipment	4,121,710	2,219,913
Automobile	65,369	47,596
Building	535,513
Software	5,939
Less accumulated depreciation and amortization	(66,226)	(3,446)
Property, plant and equipment, net	$5,397,443	$3,294,946

7. COMMITMENTS AND CONTINGENCIES

On August 23, 2010, Universal Solar Technology, Inc. (the "Company") provided notice to C.T.O., spol. s.r.o. to terminate the Sales Contract entered into on June 18, 2010 for the sale of 20MW of monocrystalline solar modules for an aggregate sales price of $32,600,000. The Company terminated the Sales Contract as a result of CTO's failure to make required payment under the Sales Contract.

8. SUBSEQUENT EVENT

In accordance with ASC 855, “Subsequent Events”, the Company has evaluated subsequent events that have occurred through the date of issuance of these financial statements and has determined that there were no material events that occurred after the date of the balance sheets included in this report.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This document contains certain forward-looking statements, which are made under the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Terms such as “anticipate”, “may”, “will”, “should”, “believe”, “estimate”, “expect”, “intend”, “plan”, predict”, “project”, “target”, “will likely result”, “will continue” and similar expressions are intended to identify forward-looking statement and based upon our expectations at the time they made. The forward-looking statements are not guarantee for future performance and actual results may differ from those indicated or implied in the forward-looking statements due to a various factors including, but not limited to changes to our assumptions, risks and uncertainties involved, many of which are beyond our control. We discuss risks and uncertainties in great details under item 1A “Risk Factors” below.

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

The Company’s focus during 2010 has been on completing the development of its Nanyang factory. The new factory covers an area of 71,337 square meters in Nanyang City, Henan province. Our new factory is one of the largest in its kind in China. We produce silicon ingots, silicon wafers, PV modules, on-grid and off-grid generating systems. We also have the ability to produce the equipment such as ingots puller, and downstream products such as solar lamps for road and highway infrastructures. Our production capacity is 15 MW in September and we target to reach to 50 MW by the end of the year. As of today, we have completed testing of 9 ingot growers and continue to acquire more equipment to expand the production volume. During the third quarter of 2010 we have accepted delivery of water cooling system, multi-wire saw and framing machine. We have hired a total of 158 employees as of September 30, 2010.

We have built an assorted product portfolio to serve the diverse needs of global customers. Products currently being marketed, and/or developed include: silicon ingots, silicon wafers, PV modules, on-grid generating systems, off-grid power, solar lamps for road and highway infrastructure, solar LED home accessories, and solar handheld device chargers (iPods, cameras, etc.) Our products have passed multiple standard tests and achieved the certificates of VDE, TUV, IEC61215, IEC 61730, CE and ISO 9001:2000.

The VDE Testing and Certification Institute is accredited on national and international levels for the area of testing and certification of electro-technical equipment, components, and systems. Testing of electro-technical products is conducted for safety, electromagnetic compatibility, and other characteristics. The results of testing are evaluated scientifically and contribute to the development of electro-technical standards. VDE is a professional organization of electrical engineers; they address issues in collaboration with German Institute for Standardization (DIN) standards for the field of electrical engineering. It also conducts testing and certification much likes UL in the United States. We contacted VDE directly and completed an IEC 61730 evaluation. We also passed the construction evaluation requirements of IEC 61730-1, additional IEC 61730-2 module or materials tests, and factory inspection requirements. By satisfying these tests, we are able to market and sell our Solar products to EU countries.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Revenue

We generated $609,500 in sales for the quarter ended September 30, 2010 compared to $31,609 for the quarter ended September 30, 2009. The increase in sales was because we have begun production at our newly completed factory in Nanyang. During the three months ended September 30, 2010, we produced and sold more than 300,000 silicon wafers to seven new customers by the end of September 2010. These customers were Jingneng Inc., and Zhongde Inc. from Jiangsu Province; Dingli Inc., Zhonghong Inc., Jingnuo Inc., Sangni Inc, and Jinhong, Inc. from Zhengjiang Province. These companies will continue to buy silicon wafers to manufacture their products.

Cost of Sales

Our cost of sales was $598,721 for the quarter ended September 30, 2010 compared to $29,989 for the quarter ended September 30, 2009. The increase in cost of sale was due to the increased sales volume during the third quarter of 2010.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Our gross profit was $10,779 for the quarter ended September 30, 2010 compared to $1,620 for the quarter ended September 30, 2009, an increase of 565% compared to $1,620 for the quarter ended September 30, 2009. The increase was due to increased sales volume. Our profit margin is about the industry average.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, advertisement, and other selling expenses. It was $147,525 for the three months ended September 30, 2010, compared to $120,418 for the three months ended September 30, 2009, an increase of $27,107or 22.5%. The increase was mainly associated with the increase in personnel at the Nanyang factory. We currently have 158 employees compared to 4 employees as of September 30, 2009. We expect these expenses to increase further in the near future, both in absolute dollars and as a percentage of net sales, in order to support the completion of manufacturing construction, installation of equipment, improvement of our information processes and systems, compliance and other infrastructure required for a public company.

Interest Expense

Net interest expense was $28,082 for the three months ended September 30, 2010, compared to $55,869  for the three months ended September 30, 2009, a decrease of $ 27,787  or 49.7%. The decrease of interest expense was attributable to lower interest rate from related parties, offsetting the impact of increase of borrowing from to related parties.

Net Loss

Net loss for the three months ended September 30, 2010 was $164,877 compared to $174,656 for the third quarter of 2009 as a result of the combination of increase of revenue, selling and general administration and personal expenses and decrease of interest expenses. The number of employees has increased from 4 to 158 at the end of the third quarter of 2010 compared to the same period in 2009. Most workers are still in training period and therefore the increase in personnel has not translated to increase in productivity. We expect the selected workers to finish their training and to start producing PV modules as we finish testing the equipment at our new facility.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies. During the three months ended September 30, 2010, we recognized a foreign currency translation gain of $22,063, compared to $45 for the three months ended September 30, 2009 an increase of $22,018. The increase in foreign currency translation gain was mainly due to the fluctuation between US Dollar and Chinese Yuan during the reporting period.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

Revenue

Our revenue for the nine months ended September 30, 2010 was $609,500 compared to $691,660 for the nine months ended September 30, 2009, a decrease of $82,160 or 12%. Last year our revenue was mainly generated from our export of PV modules to our customers in India; while this year we sold our wafers to seven Chinese companies. The decrease in revenue was mainly due to the lower gross margin for silicon wafers as compared to PV modules.

Cost of Sales

The cost of sales for the nine months ended September 30, 2010 was $598,721, compared to $619,449 for the nine months ended September 30, 2009 which constituted a 3.3% decrease.

Gross Profit

Gross profit is affected by numerous factors, including our average selling prices, foreign exchange rates, our manufacturing costs and the effective utilization of our production facilities. Our gross profit for the nine months ended September 30, 2010 was $ 10,779, compared to $72,211 for the nine months of 2009 for reasons discussed above.

Selling, General and Administrative

Selling, general and administrative expense consists primarily of salaries and other personnel-related costs, professional fees, advertisement, and other selling expenses. It was $498,340 for the nine months ended September 30, 2010, compared to $282,615for the same period in 2009, an increase of $215,725 or 76.3%. The increase was mainly associated with the expenses related to the increase in personnel from 4 to 158 related to the new manufacturing facilities in Nanyang. We expect these expenses to increase further in the near future, both in absolute dollars and as a percentage of net sales, in order to support the completion of manufacturing construction, installation of equipment, improvement of our information processes and systems, compliance and other infrastructure required for a public company.

Interest Expense

Net interest expense was $130,749 for the nine months ended September 30, 2010, compared to $75,674 for the nine months ended September 30, 2009, an increase of $55,075 or 72.8%. The majority of the interest expense was attributable to the interest expense on the loans from related parties and the increase was due to increased borrowing from related parties, offsetting by lower interest rate on such borrowings starting from May 5, 2010

Net Loss

Net loss for the nine months ended September 30, 2010 was $621,133 compared to $288,486 for the same period in 2009, an increase of $332,647 or 115%. The increase was due to the increase in payroll expenses as a result of the large hiring to staff our new manufacturing facilities in Nanyang. The number of employees has increase from 4 to 158 at the end of the second quarter of 2010 compared to the same period a year ago. As discussed above, the newly hired employees are still in training and we expect as the new employees complete their training and begin production, our productivity and sales would increase.

Foreign Currency Gain (Loss)

Foreign currency gain (loss) consists of gains and losses resulting from holding assets and liabilities and conducting transactions denominated in currencies other than our functional currencies. During the nine months ended September 30, 2010, we recognized a foreign currency translation gain of $54,739, compared to $28,934  for the three months ended September 30, 2009, an increase of $25,805  or 89.2%. This increase was mainly due to the fluctuation between US Dollar and Chinese Yuan during the reporting period.

LIQUIDITY AND CAPITAL RESOURCES

Our operation is primarily funded through paid-in capital and short term and long term loans from the related parties. As of September 30, 2010, we had $126,125 in cash, cash equivalents and marketable securities, compared with $1,115,047 ended December 31, 2009. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Operating Activities

For the nine months ended September 30, 2010, cash used in operating activities was $ 1,044,407 compared with $163,147 used during the nine months ended September 30, 2009. This was primarily attributable to cash used in prepaid expenses, other current assets and inventory. Offset to the increase was an increase in imputed interest on advances from related parties and interest payable on long term loans from related parties of $ 44,899 and $ 76,253 respectively and net increase in accounts payable, advances from customers and accrued expenses of $1,032,533.

Investment Activities

For the nine months ended September, 2010, cash used in investment activities was $2,300,517 compared to $1,531,339 for the nine months ended September 30, 2009. The increase was primarily related to cash paid as deposits for future deliveries of equipment and acquisition of property and equipment as a result of a series equipment purchases for supporting business establishment and future growth.

Financing Activities

Financial activities provided net cash inflow of $2,343,756 during first nine months of 2010 as compared to $2,883,004 for the same period in 2009.

Short Term Loans

On July 2, 2010, NUST signed a short term loan agreement for RMB 5 million with Fangcheng County Hong Yu Industrial Development and Investment Company. By September 30, 2010, NUST has received the total cash amount of RMB 5 million. According to the loan agreement, NUST agrees to pay interest at the interest rate of 4.425% per month. The maturity date of the loan is 12/31/2010.

Long Term Loans

As of September 30, 2010, we had long term liability in the total amount of $7,358,022, which were loans from related parties. Since the management controls 95% of the shares, our short term goal for financing activity is to identify credible financial partners who has strong interest in the Chinese solar industry. As of today, the company is in the negotiation process with a few Private Equity groups. The majority of our debt is due to the related parties, which are also controlled by our CEO.  Our CEO is willing to convert most of our debt (the outstanding balance due to the related parties) into equity any time when the company meets its financing goal to expand the production capacity to 200 MW per year. Under the current letter of credits with the related parties, the annual interest rate is 1%, which is much lower than the prevailing interest rate. The motivation of lending to the company at such a low interest rate is not to collect the financing profit from interest payments, but to invest in the growth of the Company. The same model may be applied for the future investors as well. The company has no doubt that it will meet its interest payment obligations.

Off-Balance Sheet Arrangements

As of September 30, 2010, we had not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financing activities. Additional financing is desirable within the next 9 months in order to meet our current and projected cash flow deficits from business operations and future development. We will continue to seek financing from related parties and other sources.

As of June 30, 2010, our liquidity and capital resources have not been materially adversely impacted and we believe that they will not be materially adversely impacted in the near future.

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

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings

As of this quarter reported ended September 30, 2010, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.   Risk Factors

There has been no material change in the Company’s risk factors as previously disclosed in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2010.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults on Senior Securities

None.

Item 4. (Removed and Reserved)

None

Item 5. Other Information

None

Item 6. Exhibits

(a) Exhibits

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

Universal Solar Technology, Inc.

Date: November 15, 2010	By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer

	By:	/s/ Lijie Zhu
Lijie Zhu Chief Financial Officer (Principal Financial and Accounting Officer)