Form 10-K/A
period 2009-12-31
Universal Solar Technology, Inc.
filed 2010-12-30
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

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

Securities registered under Section 12(g) of the Exchange Act: None

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," or a smaller reporting company in Rule 12b-2 of the Exchange Act. (Check one):

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

OVERVIEW OF OUR BUSINESS

We provide silicon ingots, wafers, high efficiency solar photovoltaic (“PV”) cells modules and other PV application products in the EU, North America, Asia and Africa. We believe that demand for our proposed solar products will develop due to growing energy needs, escalating energy prices, and increasing environmental concerns.

Our company was formed in July 2007, and to date has only 32 months of formation, planning and analysis. On October 7, 2008, we received type test certificate from Arizona State University Photovoltaic Testing Laboratory that our Photovoltaic Modules, GYSP-175, satisfied the requirements of International Electrotechnical Commission (“IEC”) 61215 and 61730 standards. IEC is a leading global organization that prepares and publishes international standards for all electrical, electronic and related technologies and its standards are adopted as national standards by its member countries.  Meeting the IEC standards removes technical barriers for our products and facilitates trade in the member countries without going through tests to meet additional standards required by specific local standards.

This product also passed EU standard (“VDE”) which is a prerequisite for selling our products in the EU countries. Since meeting such standards, we have received purchase orders for such product and are currently using a third-party manufacturer to produce the product. VDE Testing and Certification Institute or VDE is a neutral and independent body which ensures the safety of electrotechnical products, systems and installations.  The VDE certification are registered and protected in more than 30 countries.  Manufacturers in over 50 countries worldwide affix the VDE certification to their products. In many countries, the VDE certification is a standard requirement for imports.  In some cases, it is even in greater demand than locally approved certifications.

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

Founders of Universal Solar and Kuong U were previously engaged in developing PV and PV applications business through the solar energy department at Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”). Yuemao Laser’s main products are laser scribing, cutting, welding, grooving, and marking machines. Yuemao Laser's parent company is Yuemao Technology, specializing in steel trade, laser facility, water purifying facility and real estate investment. Yuemao Technology’s shareholders are our Chairman, Mr. Wensheng Chen with 50% ownership, our other director, Ms. Hui Chen 25% ownership, and our President, Ms. Ling Chen 25% ownership. Hui Chen and Ling Chen are daughters of Wenshen Chen.

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

In addition, we are in the process of developing a strong communications campaign to build awareness among customers via speaking engagements and trade events. In 2009 we attended InterSolar in Munich, Germany and we plan to continue to attend similar solar PV exhibitions and conferences in both Germany and USA.

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

The Technical Inspection Organization or TUV is a longstanding German safety testing and certification organization.  Its certifications are widely recognized and respected in Europe and are growing in importance in the U.S. and other countries.  In Germany where the Company has participated in trade shows focused on solar energy industry, the TUV certification is required for products displayed at these trade shows.

The Underwriters Laboratories or UL is an independent product safety certification organization that has been testing products and writing standards for safety for more than a century in the U.S. The Company plans to submit its products for testing in the future as funds permit.

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

The executive team also handles direct sales activities, while managing operations, product line enhancements, customer care, as well as vendor and agent relationships. A dedicated direct sales force and senior sales executives will be hired to sell to targeted trade channels in China, the US and Europe. This expanded direct sales team is expected to be the major force behind our growth. Emphasis will be given to growing and qualifying large accounts and or high margin products across markets in the European Union member countries.

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

During the fiscal year 2009, due to fiscal restraints, we did not devote any resources to research and development as planned.

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

Such reductions could have a material adverse effect on our business and our ability to compete.

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

WE POTENTIALLY FACE INTENSE COMPETITION FROM OTHER COMPANIES PRODUCING SOLAR ENERGY AND OTHER RENEWABLE ENERGY PRODUCTS.

The PV market is intensely competitive and rapidly evolving. According to Photon International’s survey in March 2006, as of the end of 2005, 94 companies in the world produced PV cells and 153 companies produced PV modules. The solar PV industry also saw a boom in silicon production facilities around the world, responding to silicon feedstock shortages of recent years. Solar PV manufacturers were signing long-term contracts to ensure a growing supply, and silicon manufacturers are consistently announcing plans to build new plants. By the end of 2007, more than 70 silicon manufacturing facilities were being constructed or planned. (http://www.ren21.net/pdf/RE2007_Global_Status_Report.pdf, Page 19). Many of our potential competitors have established more prominent market positions, and if we fail to attract and retain customers and establish successful distribution networks in our target markets for our products, we will be unable to generate sales. Our competitors include PV divisions of large conglomerates such as Royal Sanyo Group and Sharp Corporation, specialized cell manufacturers such as Q-Cells AG, as well as integrated manufacturers of PV products such as Renewable Energy Corporation and SolarWorld AG. Some of our potential competitors have also become vertically integrated, from upstream silicon wafer manufacturing to PV system integration. We expect to compete with future entrants to the PV market that offer new technological solutions. We may also face competition from semiconductor manufacturers, a few of which have already announced their intention to start production of PV cells. Many of our potential competitors are developing or currently producing products based on new PV technologies, including thin film, ribbon, sheet and nano-technologies, which they believe will ultimately cost the same as or less than crystalline silicon technologies similar to ours. In addition, the entire PV industry also faces competition from conventional and non-solar renewable energy technologies. Due to the relatively high manufacturing costs compared to most other energy sources, solar energy is generally not competitive without government incentive programs.

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

We have generated very limited revenues from our business operations.

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

Limited Operating History; Need for Additional Capital

There is no historical financial information about us upon which to base an evaluation of our performance. We have generated very limited revenues. We cannot guarantee that we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources and possible cost overruns due to price and cost increases in services and products.

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

During fiscal 2010, the Company plans to complete some of its manufacturing facilities and dormitory building in its wholly owned subsidiary of Nanyang Universal Solar Technology Co., Ltd. (“NUST”).  As a result, the Company expects to have a great demand of capital resources than previous fiscal years.

The Company’s demands of capital resources can be divided into three categories.

(1)
Capital demand in daily operations.  This category of capital demand includes expenses/cash demands incurred from public company operations, for instance legal fees, audit/review fees and other consulting fees; and capital demands incurred from the Company’s operating entity of NUST, including management staff and production workers’ wages and other utility fees such as electricity and water, etc.  The Company expects to demand around $120,000 per month under this category.

(2)	Capital demand for building up manufacturing facilities in NUST. The Company plans to invest about $3,000,000 during fiscal 2010 in purchasing machineries and building up other long-term assets.
(3)
Capital demand for further expand NUST to produce new products.  If the Company’s cash flow status allows, it plans to invest $15,000,0000 in NUST to further expand the Company's current workshops in order to enable the Company to produce solar battery products.

As of December 31, 2009, the Company did not have sufficient capital to meet its objectives of development.  In the short-term, due to low profit margin the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to general sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company's CEO, Mr. Chen and companies that he controls intends to provide financial resources to meet the Company's daily cash needs, as referred to in categories (1) and (2) above.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to raise new capital in the future to meet capital demands described in category (3) above.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2009, our disclosure controls and procedures were ineffective.

Management Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting was designed to provide reasonable assurance to the Company’s management and board of directors regarding the preparation and fair presentation of published consolidated financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2009. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2009.

The specific material weakness identified by the Company’s management as of December 31, 2009 is described as follows:

• The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

• We currently do not have an audit committee.

Remediation Initiative

 •           We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2009.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.   In the future, we also will increase our efforts to hire the qualified resources.

•           We intend to establish an audit committee of the board of directors as soon as practicable.  We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company does not have adequate staffing and supervision within the bookkeeping and accounting operations of our Company. The relatively small number of employees who have bookkeeping and accounting functions prevents us from segregating duties within our internal control system. The inadequate segregation of duties is a weakness because it could lead to the untimely identification and resolution of accounting and disclosure matters or could lead to a failure to perform timely and effective reviews.

As we are not aware of any instance in which the company failed to identify or resolve a disclosure matter or failed to perform a timely and effective review, we determined that the addition of personnel to our bookkeeping and accounting operations is not an efficient use of our resources at this time and not in the interest of shareholders.

Despite of the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management's report in this Annual Report.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2009 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position Held	Shares Owned		% Owned
Officers and Directors
Wensheng Chen	Chairman of the Board of Directors	15,000,000	(1)	66.4%
Ling Chen	President & Chief Financial Officer	193,233	(2)	* %
	All executive officers and directors as a group (2 persons)	15,193,233		67.3%

5% Shareholder
Hui Chen		5,000,000		22.1
Yumin Liu		15,000,000	(3)	66.4%
 * Less than 1%.
(1) Includes 5,000,000 shares held by Yumin Liu, Mr. Chen’s wife.
(2) Shares are held by Xiaodong Wu, Ms. Chen’s husband.
(3) Includes 10,000,000 shares held by Mr. Wensheng Chen, Ms. Liu’s husband.

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

On November 2, 2008 we entered into an oral loan agreement with our Chairman and CEO, Mr. Wenshen Chen for the principal amount of $22,485. The loan matures in five years and carries an annual interest rate of 5%. Interest was imputed in the amount of $1,124 for the year ended December 31, 2009

From March 1, 2009 to December 31, 2009, our Chairman and CEO, Mr. Wensheng Chen paid various expense and payables on equipments and building construction for the Company, expenses including consulting, legal and audit fees and expenses. These payments on behalf of the Company are considered as personal loans to the Company. The total loan to the Company was in the principal amount of HK$16,949,985.13, approximately US$2,184,853. This loan is due on demand. Mr. Chen has waived all interests for this loan and interest was imputed in the amount of $57,203 for the year ended December 31, 2009.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	47

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholder’s Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 47 to this annual report on Form 10-K.

(2)	Financial Statement Schedules

Schedule I: Parent Only Financial Statements (p. S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4*	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009*
10.5*	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.
21.1	List of Subsidiaries(1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)*
*Filed herewith (1) Filed as exhibit to the Company’s Registration Statement on Form S-1 filed on May 9, 2008. (2) Filed as exhibit to the Company’s Annual Report on Form 10-K filed on March 31, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 30, 2010

Universal Solar Technology, Inc.

By:	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer, Interim Acting Chief Financial Officer and Chairman of the Board of Directors
(Principal Executive Officer and Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE

/s/ Wensheng Chen	CEO, Interim Acting Chief Financial Officer and Chairman
Wensheng Chen	(Principal Executive Officer and Principal Financial and Accounting Officer)	December 30, 2010

/s/ Ling Chen	Director
Ling Chen		December 30, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Universal Solar Technology, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiary as of December 31, 2009 and 2008 and the related consolidated statements of operations and other comprehensive income (loss), changes in stockholders’ equity and cash flows for the years then ended.  Our audit also included the financial statement Schedule I. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

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

/S/Paritz & Company, P.A.

Hackensack, New Jersey
March 23, 2010

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31, 2009	December 31, 2008

ASSETS

CURRENT ASSETS:

Cash	$1,115,047	$259,025
Prepaid expenses and other current assets	319,123	26,666
Inventories	42,956	-
TOTAL CURRENT ASSETS	1,477,126	285,691

Deposits for future deliveries of property and equipment	312,362	-
Land use right, net of accumulated amortization of $11,452 and $0, respectively	411,391	423,420
Property and equipment, net of accumulated depreciation of $3,446 and $0, respectively	3,294,946	-

TOTAL ASSETS	$5,495,825	$709,111

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:

Accounts payable and accrued expenses	$154,813	$42,450
Due to related parties-current portion	5,675,528	749,298
TOTAL CURRENT LIABILITIES	5,830,341	791,748

Due to related parties- non-current portion	22,485	22,485

TOTAL LIABILITIES	5,852,826	814,233

STOCKHOLDERS' DEFICIENCY:
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock, $0.0001 par value, 90,000,000 shares authorized, issued and outstanding 22,599,974 shares and 22,574,974 shares, respectively	2,260	2,257
Additional paid-in capital	553,826	416,273
Accumulated deficit	(925,466)	(503,904)
Accumulated other comprehensive income (loss)	12,379	(19,748)
TOTAL STOCKHOLDERS' DEFICIENCY	(357,001)	(105,122)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,495,825	$709,111

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

SALES	$691,713	$11,454

COSTS AND EXPENSES:
Cost of sales	619,497	10,985
Selling, general and administrative expenses	343,445	312,800
TOTAL COSTS AND EXPENSES	962,942	323,785

LOSS FROM OPERATIONS	(271,229)	(312,331)

Interest expense	(148,490)	(36,616)
Dividend and interest income	1,892	471
Gain (loss) on foreign currency transactions	(3,735)	1,483

NET LOSS	(421,562)	(346,993)

OTHER COMPREHENSIVE INCOME (LOSS):
Foreign currency translation adjustment	32,127	(14,634)

COMPREHENSIVE LOSS	$(389,435)	$(361,627)

Loss per common share -basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding -basic and diluted	22,587,988	20,997,561

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

	COMMON		ADDITIONAL		OTHER
	STOCK		PAID-IN	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL
BALANCE- DECEMBER 31, 2007	20,000,000	$2,000	$128,757	$(156,911)	$(5,114)	$(31,268)

Stock issued for services	942,408	94	9,330	-	-	9,424

Sale of common stock	1,632,566	163	241,570	-	-	241,733

Imputed interest on stockholder loan	-	-	36,616	-	-	36,616

Foreign currency translation adjustment	-	-	-	-	(14,634)	(14,634)

Net loss	-	-	-	(346,993)	-	(346,993)

BALANCE - DECEMBER 31, 2008	22,574,974	2,257	416,273	(503,904)	(19,748)	(105,122)

Stock issued for services	25,000	3	3,747	-	-	3,750

Imputed interest on loans from related parties	-	-	133,806	-	-	133,806

Foreign currency translation adjustment	-	-	-	-	32,127	32,127

Net loss	-	-	-	(421,562)	-	(421,562)

BALANCE - December 31, 2009	22,599,974	$2,260	$553,826	$(925,466)	$12,379	$(357,001)

See notes to consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008
OPERATING ACTIVITIES:
Net loss	$(421,562)	$(346,993)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	133,806	36,616
Stock issued for services	3,750	9,424
Depreciation of property and equipment	3,446	-
Amortization of land use right	11,452	-
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(292,457)	(26,087)
Inventory	(42,956)	-
Accounts payable and accrued expenses	112,363	75,412
NET CASH USED IN OPERATING ACTIVITIES	(492,158)	(251,628)

INVESTING ACTIVITIES:
Deposits for future deliveries of equipment	(312,362)	-
Acquisition of property and equipment	(3,298,392)	(423,420)
NET CASH USED IN INVESTING ACTIVITIES	(3,610,754)	(423,420)

FINANCING ACTIVITIES:
Loans from related parties	4,926,230	614,590
Sale of common stock	-	241,733
NET CASH PROVIDED BY FINANCING ACTIVITIES	4,926,230	856,323

EFFECT OF EXCHANGE RATE CHANGES ON CASH	32,704	(13,433)

INCREASE IN CASH	856,022	167,842

CASH - BEGINNING OF PERIOD	259,025	91,183

CASH - END OF PERIOD	$1,115,047	$259,025

Supplemental disclosures of cash flow information:

Interest paid	$-	$-

Income taxes paid	$-	$-

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

Revenue recognition
Revenue from product sales is recognized when all of the following criteria are met: (1) persuasive evidence of an arrangement exists, (2) the price is fixed or determinable, (3) collectibility is reasonably assured, and (4) delivery has occurred. Persuasive evidence of an arrangement and fixed price criteria are satisfied through purchase orders. Collectibility criterion is satisfied through credit approvals. Delivery criterion is satisfied when the products are shipped to a customer and title and risk of loss pass to the customer in accordance with the terms of sale. The Company has no obligation to accept the return of products sold other than for replacement of damaged products. Other than quantity price discounts negotiated with customers prior to billing and delivery (which are reflected as a reduction in sales), the Company does not offer any sales incentives or other rebate arrangements to customers.

Research and development costs
 Research and development costs are charged to expenses as incurred.

Deferred income taxes
The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes”, which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

Income (loss) per common share
Basic income (loss) per common share amounts is computed by dividing net income by the weighted-average number of shares of common stock outstanding during the period.  Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents.  As of December 31, 2009 and 2008 there were no common stock equivalents outstanding.

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

New accounting pronouncements
In August 2009, the FASB updated the accounting standards to provide additional guidance on estimating the fair value of a liability in a hypothetical transaction where the liability is transferred to a market participant. The standard is effective for the first reporting period, including interim periods, beginning after issuance. The Company does not expect the adoption to have a material effect on its consolidated results of operations and financial condition
In June 2009, FASB established Accounting Standards Codification TM (“ASC”) as the single source of authoritative accounting principles recognized by the FASB in the preparation of financial statements in conformity with the GAAP. The Codification supersedes all non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification are non-authoritative. The Codification was effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the new guidance for the quarter ended September 30, 2009, which changed the way we reference accounting standards in our disclosures. Adoption of the Codification is not expected to have a material impact on the Company’s results of operations or financial position.
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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2009

6. DUE TO RELATED PARTIES

Due to related parties consists of:
	December 31,	December 31,
	2009	2008
Due to Company’s chairman and chief executive officer, non-interest bearing, due on demand (interest imputed at 5%)	$2,185,219	$698,836

Due to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”) with non interest bearing and due on demand.	238,009	50,462

Loan payable to Yuemao Technology Ltd. (“Yuemao Technology’) (See note 7)	3,252,300

Due to Company’s chairman and chief executive officer pursuant to loan agreement dated November 2, 2008, interest at 5%, due November 1, 2013	22,485	22,485

Total	5,698,013	771,783

Current portion	(5,675,528)	(749,298)

Non-current portion	$22,485	$22,485

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and chief executive officer.

7. RELATED PARTY TRANSACTIONS

In the year ended December 31, 2009, Kuong U purchased solar PV modules from Yuemao Laser, a PRC company controlled by the Company’s chairman and chief executive officer, at a total cost of $619,497 and sold the modules to two customers for total sales of $ 691,713. In 2008, the Company purchased solar panels totaling $10,985 from a company owned by the Company’s chairman and chief executive officer.

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

8. MAJOR CUSTOMER

In the year ended December 31, 2009, one customer located in India accounted for approximately 92% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries. This is a one-time order and are not dependent on this customer for future revenues.

9. INCOME TAXES

The Company has not recorded a provision for United States federal income tax for the periods presented since it incurred net losses in such periods.

The Company’s Chinese subsidiaries are governed by the Income Tax Law of the People’s Republic of China concerning private enterprises, which are generally subject to tax at a statutory rate of 25% on taxable income.

As of December 31, 2009, the Company had approximately $110,000 and $440,000 of net operating loss carry-forwards for income tax purposes in the United States and China, respectively.

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2009 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2009. The Company will continue to review this valuation allowance and make adjustments as appropriate.

10. COMMITMENTS AND CONTINGENCIES

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

11. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of this Form 10-K and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Schedule I: Condensed Parent Only Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC.
BALANCE SHEETS
	December 31,
	2009	2008
Assets
Cash	$20,965	$1,745
Deposit	-	22,500
Total Assets	20,965	24,245

Liabilities and Shareholders' Deficiency

Investment in and advances to Subsidiaries	354,357	106,882
Accrued expenses	1,124
Due to Shareholders	22,485	22,485
Total Liabilities	377,966	129,367

Shareholders' Deficiency:	(357,001)	(105,122)

Total Liabilities And Stockholders' Deficiency	$20,965	$24,245

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENT OF OPERATIONS

	Year Ended December 31, 2009	Year Ended December 31, 2008
Loss from investment in subsidiaries	$(304,616)	$(347,043)

Cost And Expenses:
Selling, General And Administrative Expenses	116,946	-
Total Costs And Expenses	116,946	(347,043)

Net Loss	$(421,562)	$(347,043)

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENT OF CASH FLOWS

	Year Ended December 31, 2009	Year Ended December 31, 2008
OPERATING ACTIVITIES:
Net Loss	$(421,562)	$(347,043)

Adjustments to reconcile net loss to net cash used in operating activities:

Loss from investment in subsidiaries	304,616	347,043
Stock based compensation	3,750
Changes in operating assets and liabilities:
Prepaid expense and other current assets	22,500	(22,500)
NET CASH USED IN OPERATING ACTIVITIES	(90,696)	(22,500)

INVESTING ACTIVITIES:
(Investment in) repayment from subsidiaries	109,916	(240,000)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	109,916	(240,000)

FINANCING ACTIVITIES:
Loan from shareholder		22,485
Sale of common stock	-	241,733
NET CASH PROVIDED BY FINANCING ACTIVITIES	-	264,218

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	27

INCREASE IN CASH	19,220	1,745

CASH - BEGINNING OF YEAR	1,745	-

CASH - END OF YEAR	$20,965	$1,745