Form 10-K/A
period 2009-12-31
Universal Solar Technology, Inc.
filed 2011-01-31
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐  No☒

As of June 30, 2009, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on March 18, 2010: 22,599,974 shares.

EXPLANATORY NOTE

This Amendment No. 2 to Form 10-K on Form 10-K/A (the “Second Amended Filing”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, originally filed on March 31, 2010 (the “Original Filing”) and amended by Amendment No. 1 to Form 10-K on From 10-K/A filed on December 30, 2010 (the “First Amended Filing”), of Universal Solar Technology, Inc., a Nevada corporation (“UNSS” or the “Company”). The purpose of this amendment is to revise (1) Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations to provide more details in the disclosures under the “Liquidity and Capital Resources” section, and (2) Part II, Item 9A(T). Controls and Procedures to identify additional weaknesses in the Company’s internal control over financial reporting.

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

We are actively seeking additional external funding, but to date we have not consummated any financing transactions other than personal loans from our Chief Executive Officer and a loan from a related party, Yuemao Technology, a company owned by our Chief Executive Officer, which was made to Nanyang UST.

There are two outstanding loans from our Chief Executive Officer.  One loan is in the amount of $22,485, bears interest at 5% per annum and is due on November 1, 2013. The other loan had a balance of $2,185,219 as of December 31, 2009, was non-interest bearing and was due on demand.  This loan was amended on May 5, 2010 to bear interest at 1% per annum and to extend the due date to December 1, 2013. During the years 2009 and 2010 before the loan was amended, interest was imputed at 5% and was charged to additional paid in capital.

The loan from Yuemao Technology had a balance of $3,252,300 as of December 31, 2009. This loan was non-interest bearing and was due on demand.  On May 5, 2010 this loan was amended to bear interest at 1% per annum and to extend the due date to December 1, 2013. During the years 2009 and 2010 before the loan was amended, interest was imputed at 5% and charged to additional paid in capital.

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

As of December 31, 2010, the Company has invested approximately $2.9 million for the purchasing of new equipment and the construction of NUST’s manufacturing facilities.  Going forward, the Company anticipates that it will require an additional $18 million to build a new solar battery manufacturing facility if the Company is able to raise the funds.

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

The specific material weakness identified by the Company’s management as of December 31, 2009 is described as follows:

•   The current staff in the accounting department are inexperienced in U.S. GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements for our operating subsidiaries are not required to meet or apply U.S. GAAP requirements. They need substantial training to meet the higher demands of a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate. The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements, which was determined to be a material weakness.

•   The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•   We currently do not have an audit committee.

Remediation Initiative

•   We are committed to identifying and hiring personnel with accounting knowledge and experience to fulfill the requirements of U.S. GAAP-based reporting including  the preparation of financial statements and consolidation.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1)	Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	47

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheets	F-2

Statements of Operations	F-3

Statement of Changes in Stockholder’s Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 47 to this annual report on Form 10-K.

(2)	Financial Statement Schedules

Schedule I: Parent Only Financial Statements (p. S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009(3)
10.5	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(3)
21.1	List of Subsidiaries(1)
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer and Chief Financial Officer)*
*Filed herewith
(1) Filed as exhibit to the Company’s Registration Statement on Form S-1 on May 9, 2008.
(2) Filed as exhibit to the Company’s Annual Report on Form 10-K on March 31, 2010.
(3) Filed as exhibit to the Company’s Annual Report on Form 10-K/A on December 30, 2010.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: January 31, 2011

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE

/s/ Wensheng Chen	CEO, Interim Acting Chief Financial Officer and Chairman
Wensheng Chen	(Principal Executive Officer and Principal Financial and Accounting Officer)	January 31, 2011

/s/ Ling Chen	Director
Ling Chen		January 31, 2011

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