Form 10-K
period 2010-12-31
Universal Solar Technology, Inc.
filed 2011-03-30
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

Commission file number: 333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-0768064
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification Number)

No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park Zhuhai City, Guangdong Province The People’s Republic of China 519060
(Address of principal executive offices and zip code)

86-756 8682610
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☒ No ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” or a smaller reporting company in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2010, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on March 30, 2011: 22,599,974 shares.

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

ORGANIZATIONAL HISTORY

Universal Solar Technology, Inc. was incorporated in the State of Nevada on July 24, 2007. It operates through its wholly owned subsidiary, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, People’s Republic of China (“PRC”) on May 10, 2007 and its subsidiary, Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a wholly foreign owned enterprise (“WFOE”) registered on September 8, 2008 under the wholly foreign-owned enterprises laws of the PRC.

In 2009, prior to construction of NUST’s factory, which is located in Henan province, PRC, we subcontracted the manufacture of photovoltaic (“PV”) modules and solar lighting systems to Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”), a related party.  In July 2010, NUST’s newly constructed factory started operations, and in September 2010, began shipping silicon wafers to the market in China.  Since then, we have been devoting ourselves to extending our product lines to include higher value-added products, expanding production capacity, lowering production costs and increasing our market share.

OVERVIEW OF OUR BUSINESS

We primarily manufacture, market and sell silicon wafers to manufacturers of solar cells. In addition, we manufacture PV modules with solar cells purchased from third parties.

Product Line 1 - Silicon Wafers

We produce silicon wafers by extracting purified mono-crystalline silicon from virgin poly-silicon feedstock utilizing mono-crystalline silicon ingot growers. Then we cut the purified mono-crystalline silicon ingots into silicon wafers with multi-wire saws. Silicon wafers are one of the most important components in solar cells.

As of December 31, 2010, we have ten mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 120 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

Our manufacturing facilities began its start-up phase in September 2010. During 2010, during our start-up phase, the capacity utilization rate of our silicon wafer production machines fluctuated between 25% and 50%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2010, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities.  Currently, we purchase solar cells from third parties that we use to manufacture PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage.  The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008.  As of December 31, 2010, we have completed the construction of two workshops, each of which comprise 2,016 square meters.  Both of these workshops are in operation and we have in the process of constructing an additional three workshops, which we expect to complete by the end of 2011.

As of December 31, 2010, the net book value of our property, plant and equipment was $6,278,577.

Operation

In July 2010, we began manufacturing silicon wafers. In September 2010, we began to ship our silicon wafers to customers primarily located in China. In 2011, we plan to expand sales of our products to the EU, North America and Africa.

We are also expanding the production capacity of our existing product lines through the Purchase of additional equipment and recruitment of personnel.  We also plan to produce solar cells by ourselves and provide advanced applications of solar energy to complete the value chain of this industry.

Key Financial Indicators

During the year ended December 31, 2010, we realized net sales of $2,396,839 and generated a gross profit of $221,372, representing a gross profit margin of 9.2%. Loss from operations for fiscal 2010 was $475,552. Net loss for fiscal 2010 was $593,808.

As of December 31, 2010, we had cash of $392,958, and a net book value for property, plant, equipment and land-use rights of $6,693,118. At December 31, 2010, we had total liabilities of $10,150,349 and an accumulated deficit of $1,519,274.

During 2010, we invested $3,594,252 in acquiring property, plant and equipment. We also raised $2,121,212 through short-term loans from local financial institutions at reasonably low interest rates.

STRATEGY

Our growth strategy covers various aspect of our business.

First of all, we plan to complete the value chain of solar energy industry by acquiring the ability of producing solar cells.  There are several alternatives to achieve this goal.

(1).
Build up solar cells production facilities. We have reserved a block of land within our existing manufacturing facility in Henan province of the PRC, which can be employed to build up three to four new workshops to produce solar cells. Advantages of setting up solar cells production facility by ourselves include:

a)
Complete product family – If solar cells manufacturing facilities have been successfully built in NUST, we will be able to produce fully range of products of the solar energy industry, namely silicon ingots, silicon wafers, solar cells and PV modules.

b)
Higher profitability - If our plan to build up solar cells manufacturing facility in NUST turns out to be successful, we will gain access to substantially all added-value of the industry chain. Moreover, our overall profitability will be increased due to lower transportation costs of semi-finished products within the production processes, better quality control of products, etc.

However, building up solar cells manufacturing facility requires significant investment on purchasing equipment and building up workshops. It is estimated that $18 million will be needed to build up solar cells production facility. There are also barriers in technological aspect and shortage of qualified personnel.

(2).
Acquiring existing solar cells factory. We are screening solar cells factories that are on the one hand buying our silicon wafers to produce solar cells as our customers; and on the other hand selling solar cells to us to produce PV modules as our suppliers. Acquiring an existing factory is strategically wise for us to achieve the goal of adding our solar cells production capability. The reasons are as follow:

a)
Lower cost of acquisition in terms of monetary resources - As a public company, we are able to acquire solar cells factory through issuing shares as full or partial consideration to its current owners/shareholders to acquire a targeted factory, thus the acquisition requires less monetary resources than otherwise.

b)
Quick expansion – Acquiring an existing solar cells factory requires significantly less time than building up a new one by ourselves. Thus we will be able to access solar cells production capacity in a much quicker fashion.

(3).
Building up strategic relationship with solar cells factory. Acquiring existing solar cells factory also has disadvantages, for example such acquisition normally requires the Company to issue a considerable amount of shares at once, which will be inevitably dilutive to existing shareholders. Evaluation of the value of targeted factory is time consuming and could be difficult, and it also takes efforts to build up the synergy between the mergered companies of different cultures and organization history. Due to the nature of the industry chain, building up strategic relationship through entering into long-term purchasing/selling agreement with solar cells factory is a quick and flexible way to indirectly gain access to solar cells production capacity. At the same time, it is also less reliable and the effect of cost reduction is decreased.

Secondly, we plan to lower down cost of production for each unit product through expansion of existing production capacity. We are purchasing new mono-crystalline silicon growers and multi-wire saws to expand our production capacity. Our hope is to lower down cost of production by producing at a larger scale.

Thirdly, we plan to lower raw materials purchasing price by increasing the amount of purchase. We are in negotiation with virgin poly-silicon suppliers for a lower purchasing price with reasonably large amount of purchase and proper means of payment. For instance, it is estimated that unit price of raw materials will decrease 10% if we buy in bulk.

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

Electricity Production

The past two decades have witnessed China’s significant increase of electricity production. According to United Nations Statistical Commission, China’s gross electricity production increased from 621,200 million Kilowatt-hours in 1990 to 3,281,553 million Kilowatt-hours in 2007, with compound annual growth rate of 10.3%. Comparably, during the same period, United State’s gross electricity production increased from 3,179,247 million Kilowatt-hours to 4,348,856 million Kilowatt-hours, representing compound annual growth rate of 1.9%. Obviously, China is becoming one of the largest electricity production countries. The following chart underlines gross electricity production of several major countries during the period of 1990 to 2007.

Data source: United Nations Statistical Commission (http://data.un.org)

Electricity Production Using Solar Power

Solar power, or solar energy is a source of energy that uses radiation emitted by the Sun. It is a renewable energy source that has been used in many traditional technologies for centuries. Solar power is also in widespread use where other power supplies are absent, such as in remote locations and in space. In recent years, solar energy has been used greatly in the generation of electricity.

Producing electricity with solar power has the following benefits:

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

Given the apparent advantages of solar power-based electricity production, many countries across the world are developing their electricity production capability with solar energy. According to United Nations Statistical Commission, in 1997 Germany produced 8 million Kilowatt-hours with solar power, while it produced 3,075 million Kilowatt-hours in 2007, denoting annual compound annual growth rate of 81.3% but only accounts for 0.5% of Germany’s gross electricity production of the 2007.

Although China has been producing much more electricity than before, its ability of producing electricity with solar power remains weak.

Data source: United Nations Statistical Commission (http://data.un.org)

The market for solar electricity production in China is promising. We believe higher demand for solar energy, furthered by concerns about global warming, will drive increases in the annual revenues of the global solar equipment industry. The interest manifested by many electricity customers in solar cells as a “green” alternative to fossil fuels is also likely to spur increases in production of high-purity silicon required for the cells, according to the report by Photon Consulting, a German research group.

Value Chain of Solar Energy Industry

Currently, Universal Solar plans to emphasize the use of silicon based technologies in its products as a majority of installed solar systems around the world employ crystalline silicon technologies. Crystalline silicon cells are manufactured using mono-crystalline silicon, multi-crystalline silicon or string ribbon technology. The crystalline silicon-based solar power manufacturing value chain starts with the processing of quartz sand to produce metallurgical-grade silicon. This material is further purified into semiconductor-grade or solar-grade polysilicon feedstock.

In the most widely used crystalline silicon-based solar manufacturing process, feedstock is melted in mono-crystalline silicon ingot growers, and then formed into ingots through a crystallization process. Ingots are cut and shaped, then sliced into wafers using high precision cutting techniques. Wafers are manufactured into solar cells through a multiple step manufacturing process that entails etching, doping, coating and applying electrical contacts. Solar cells are then interconnected and packaged to form solar modules, which together with system components such as batteries and inverters, are distributed to installers, systems integrators, service providers or directly to end-users, for installation for on-grid or off-grid systems.

At current stage, we are capable of producing silicon ingots with virgin poly-silicon feedstock; cutting silicon ingots into wafers; and manufacturing PV modules with solar cells purchased from outside vendors. We plan to manufacture solar cells and other advanced applications to complete the value chain of this industry.

OUR PRODUCTS

At current stage, we have two primary product lines: (1) silicon wafers and (2) PV modules.

Silicon Wafers

Currently, we are producing various types of silicon wafers. Silicon wafers are made of mono-crystalline silicon with purity over 99.9999%. Resistivity varies from one to three ohms.

The shape of silicon wafer is a square with rounded corners. Side length of square is 125mm with diameter of rounded corners of 150mm or 165mm.

PV Modules

Our PV modules are designed for large scale, grid-connected solar power plants. At current stage, we purchase solar cells from outside vendors to produce PV modules.

Solar modules GYSP-160
Characteristics
Open circuit voltage (Voc): 43.2V
Optimum operating voltage (Vmp): 35V
Short circuit current (Isc): 5.1A
Optimum operating current (Imp): 4.59A
Peak power(Pm): 160W
Specifications Monocrystalline silicon Dimension (mm): 1588×802×45 Tolerance: ± 5% Weight: 15.6kg Maximum system voltage: 1000V DC

Solar modules GYSP-175
Characteristics
Open circuit voltage(Voc): 44.06V
Optimum operating voltage:
(Vmp) 35.5V
Short circuit current (Isc): 5.25A
Optimum operating current(Imp):
4.95A
Peak power(Pm): 175W
Specifications Monocrystalline silicon Dimension(mm): 1580×808×37 Tolerance: ±5% Weight: 15.3kg Maximum system voltage: 1000V DC

Solar modules GYSP-180
Characteristics
Open circuit voltage(Voc): 44.9V
Optimum operating voltage:
(Vmp) 38.6V
Short circuit current (Isc): 5.1A
Optimum operating current(Imp): 4.68A
Peak power(Pm): 180W
Specifications Monocrystalline silicon Dimension(mm): 1715×802×45 Tolerance: ±5% Weight: 16.9kg Maximum system voltage: 1000V DC

OUR PROPERTIES

Land:

On December 1, 2008, NUST acquired a piece of land in the size of approximately 71,345.70 square meters in Fangcheng County, Nanyang City, Henan province of the PRC for a cost of RMB 2,886,300 (approximately $444,046). On July 27, 2010, “Certificate of Right of Use of Land” for this land was issued to NUST.

Factory:

During 2010, we have completed two workshops, office building, dormitory and canteen in NUST’s manufacturing facility in Nanyang City, Henan province of the PRC. We have also made arrangements to build up another three workshops. As of December 31, 2010, three new workshops were completed about 80% of total construction work.

RAW MATERIAL

We do not currently have agreements with any suppliers for our raw materials. Currently, the raw materials used in the manufacture of our products are readily available and to date we have not experienced any difficulty in obtaining any raw materials.  We believe that these raw materials will continue to be readily available for the foreseeable future, and we do not anticipate any difficulties in obtaining any raw materials.

TARGET MARKETS AND PRINCIPAL CUSTOMERS

Our management team has engineering, product development and international sales backgrounds in advanced laser technologies, solar cell manufacturing, and solar manufacturing machinery design and sales.  We intend to leverage our strong industry contacts and relationships to develop a strong global customer pipeline.

At current stage, we mainly provide our products to meet demand of the Chinese market. We also plan to sell our solar cell and solar PV module product to customers in the EU, North America, Asia and Africa when time is right.

In 2010 three customers accounted for approximately 56%, 13% and 11% of sales, no other customer accounted for over 10% of sales.  In 2009, as a result of a one-time sale to a single customer, one customer accounted for approximately 92% of sales.  However, no further sales have been made to this customer and we are not dependent on this customer for any future revenue.

SALES AND MARKETING

We intend to develop several sales channels - direct sales, industry specific / country specific manufacturer’s sales representatives, and international strategic partnerships. The Company’s sales strategy is designed to capitalize its existing strong management relationships, rapidly growing market segments and emerging trends. At the current stage, the Company is focusing most of its sales efforts in Chinese market and we plan to explore markets in other countries in the future.

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

During 2010, we retained Dragon Gate Investment Partners LLC to provide us with investor relations services and have entered into a contract with Business Wire to distribute out new release.

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

EMPLOYEES AND ORGANIZATION

As of December 31, 2010, we had 131 full-time employees.  Senior management includes 5 senior officers.  We have 14 employees in our administration and accounting departments and 80 employees dedicated to production at NUST.  None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

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

Due to financial restraints, we were unable to devote any resources to research and development in 2010 and 2009 as planned.

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

RISKS RELATED TO OUR COMPANY

We are an early stage company and have limited operating history on which to evaluate our potential for future success.

Our company was formed in July 2007, and to date has only a short period of formation, planning, analysis and testing. In addition, we have very limited operating history under our proposed business model upon which you can evaluate our business and prospects.

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

We incurred net losses of $593,808 and $421,562 for the years ended December 31, 2010 and 2009, respectively. We may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or annual basis.

There are significant risks in executing our business strategy and our business plans could change.

To execute our business plan, we will need to recruit additional employees, complete the construction of our manufacturing facility, establish a distribution channel and secure purchase orders from customers.  Our ability to manage each of these factors is subject to substantial risk, including our ability to finance the costs.  For example, the cost to equip our manufacturing facility and to expand solar cells product lines is estimated to be approximately $18 million.  If we are unable to successfully execute on our business plan, our business, results of operations and financial condition will be materially and negatively impacted.

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

In addition to our organic growth strategy we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines or may execute a potential joint venture or acquisition with a silicon mine or other strategic partner.  We may not be able to locate suitable acquisition or joint venture candidates at prices that we successfully consider appropriate.  If we do identify an appropriate candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or if the acquisition occurs successfully, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of the People’s Republic of China (“PRC”), to the extent applicable.  There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

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

Our business management and operations significantly relied on key personnel’s services.  If key personnel terminated their services with the Company, we may have risk of inability to identify qualified suitable personnel to replace them in a timely manner, and therefore, our business could be adversely affected if that occurs.

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

We plan to sell a substantial portion of our wafers and PV modules to a limited number of customers, including distributors, engineering design firms, system integrators, other value-added resellers, as well as integrated manufacturers of PV modules. To date, we have not had any customers or any sales. We plan to conduct our sales to customers typically through non-exclusive, short-term arrangements where the contract prices are typically agreed upon between our customers and us on a quarterly basis, and as such, our actual revenues can vary significantly. We anticipate that our dependence on a limited number of customers would continue for the foreseeable future.  Consequently, any one of the following events may cause material fluctuations or declines in our revenues and have a material adverse effect on our results of operations:

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

We may incur significant costs associated with our public company reporting requirements, costs associated with newly applicable corporate governance requirements and other rules implemented by the Securities and Exchange Commission and the NASDAQ OTCBB. We expect all of these applicable rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly. We also expect that these applicable rules and regulations may make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified individuals to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these newly applicable rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

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

RISKS RELATED TO DOING BUSINESS IN CHINA

Currency conversion and exchange rate volatility could adversely affect our financial condition.

The PRC government imposes control over the conversion of Renminbi into foreign currencies. Under the current unified floating exchange rate system, the People's Bank of China publishes an exchange rate, which we refer to as the People’s Bank of China exchange rate, based on the previous day's dealings in the inter-bank foreign exchange market. Financial institutions authorized to deal in foreign currency may enter into foreign exchange transactions at exchange rates within an authorized range above or below the People’s Bank of China exchange rate according to market conditions. Pursuant to the Foreign Exchange Control Regulations of the PRC issued by the State Council which came into effect on April 1, 1996, and the Regulations on the Administration of Foreign Exchange Settlement, Sale and Payment of the PRC which came into effect on July 1, 1996, regarding foreign exchange control, conversion of Renminbi into foreign exchange by Foreign Investment Enterprises, for use on current account items, including the distribution of profits to foreign investors, is permissible. Conversion of Renminbi into foreign currencies for capital account items, including direct investment, loans, and security investment, is still under certain restrictions. On January 14, 1997, the State Council amended the Foreign Exchange Control Regulations and added, among other things, an important provision, which provides that the PRC government shall not impose restrictions on recurring international payments and transfers under current account items.

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

Because our assets and operations might be located in china, you may have difficulty enforcing any civil liabilities against us under the securities and other laws of the U.S. or any state.

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

There is uncertainty as to whether courts of the Republic of China would enforce:

●	Judgments of United States courts obtained against us or these non-residents based on the civil liability provisions of the securities laws of the United States or any state; or

●
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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation over the past 32 years has significantly enhanced the protections afforded to various forms of foreign investment in China.  Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations.  However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract.  However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation.  In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

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

Our stock is a penny stock. The SEC has adopted Rule 15g-9 which generally defines “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors.”  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.

In addition, Rule 15g-2 requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii)reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor's financial situation, investment experience and investment objectives. Compliance with these requirements may make it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

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

We are in the process of constructing manufacturing facilities in Nanyang City, Henan Province in China. We currently have two product lines: silicon wafers and PV modules. As of December 31, 2010, two workshops, office building, dormitory and canteen had been completed.

On December 1, 2008, NUST acquired land-use rights for a piece of land in the size of 71,345.70 square meters for fifty years for RMB 2,886,300 ($422,843).  The land-use cost of RMB 2,886,300 ($422,843 converted at the currency exchange rate of US$1 = RMB 6.825 as of December 31, 2009) is being amortized using the straight line method over the fifty years. On July 27, 2010, the “Certificate of Right of Use of Land” has been issued to NUST, which will expire on July 23, 2060.

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

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

Prior to August 21, 2009, there was no active market for our securities. On August 21, 2009, our common stock began to be quoted on the Over-the-Counter Bulletin Board (“OTCBB”) under the symbol “UNSS.” The following table sets forth for the indicated periods, the high and low bid prices as reported on the OTCBB. The quotations represent inter-dealer prices without retail markup, mark down or commission, and may not necessary represent actual transactions.

2010	High	Low
Q1	$0.58	$0.58
Q2	$0.57	$0.15
Q3	$0.5	$0.45
Q4	$0.45	$0.44

2009	High	Low
Q1	N/A	N/A
Q2	N/A	N/A
Q3	$0.15	$0.15
Q4	$0.58	$0.15

SHAREHOLDERS OF RECORD

As of March 25, 2011, there were 31 holders of record of our common stock, not including holders who hold their shares in street name.

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

OVERVIEW OF OUR BUSINESS

We primarily manufacture, market and sell silicon wafers to manufacturers of solar cells. In addition, we produce PV modules utilizing solar cells purchased from outside vendors.

Product Line 1 - Silicon Wafers

We produce silicon wafers by extracting purified mono-crystalline silicon from virgin poly-silicon feedstock utilizing mono-crystalline silicon ingot growers. Then we cut the purified mono-crystalline silicon ingots into silicon wafers with multi-wire saws. Silicon wafers are one of the most important components of solar cells.

As of December 31, 2010, we had ten mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Thus, our current production capacity is approximately 120 tons of mono-crystalline silicon ingots per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8W per silicon wafer, our current production capacity is approximately 20MW per annum.

In 2010, our manufacturing facilities were in the start-up phase.  As a result, the capacity utilization rate of our silicon wafer production equipment fluctuated between 25% to 50%.

Product Line 2 - PV Modules

Currently, we purchase solar cells from outside vendors to manufacture PV modules. We have two semi-automatic PV module production lines. Our existing production capacity is approximately 20MW of PV modules per annum. During 2010, we produced various types of PV module samples; however we did not produce commercial quantities of PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan province, PRC for industrial use.  The land use rights expire on July 23, 2060.  In 2008, we began construction of our manufacturing facilities on this site. As of December 31, 2010, we completed the construction of two workshops and we are in the process of constructing an additional three workshops, which we expect to finish in 2011.

As of December 31, 2010, net book value of our property, plant and equipment was $6,278,577.

Operation

In July 2010, we began to manufacture silicon wafers. In September 2010, we began to ship silicon wafers to customers primarily located in China. We plan to expand sales of our products to the EU, North America and Africa.

In 2011 we plan to expand our production capacity by purchasing additional equipment and adding qualified personnel. In 2010 we implemented a training program to attract and train new employees. We eventually plan to manufature solar cells utilizing our own silicon wafers to complete the value chain of this industry.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2010 to December 31, 2009:

Revenue. Our revenue for the year ended December 31, 2010 increased by $1,705,126 or 246.5% to $2,396,839 compared to $691,713 for the year ended December 31, 2009.  During fiscal 2010, all revenue was generated from sales of products produced in NUST’s newly constructed manufacturing facilities. In contrast, during 2009, all of our revenue was generated from sales of products manufactured by third parties.

Cost of Sales.  Our cost of sales increased by $1,555,970 from $619,497 for the year ended December 31, 2009 to $2,175,467 for the same period in 2010. The increase in cost of sales was mainly due to increased sales. During 2010, due to decrease of market price of our products, we charged $98,660 as provision for obsolete stocks into cost of goods sold.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $254,225 or 74% to $597,670 for the year ended December 31, 2010 from $343,445 for the same period in 2009.  The increase was mainly due to increased amount of employees in NUST.

Selling expenses. Selling expenses include salaries of sales personnel, advertising, and other selling expenses.  Selling expense for the year ended December 31, 2010 was $99,254, during fiscal 2009, the Company did not incur any selling expenses.  The increased amount of selling expenses was mainly due to the expansion of our sales force and the launch of our sales campaign to boost our brand awareness and market share.

Interest expenses.  Interest expenses decreased by $34,955 or 23.5% from $148,490 for fiscal 2009 to $113,535 for the same period of 2010. The decrease of interest expenses was mainly due to the amendment of various loan agreements between the Company and related parities to decrease the interest rate from 5% per annum in 2009 to 1% per annum in 2010. Interest expenses of $66,986 incurred during 2010 from loans of various related parties including Mr. Wensheng Chen, Yuemao Technology and Yuemao Laser was added to additional paid-in capital. During 2010, the Company borrowed $2,121,212 from local financial institution, pursuant to short-term loans.  Interest of $46,549 has been charged into interest expenses. (see Note 9 in Notes to Consolidated Financial Statements)

Net Loss.  Net loss increased by $172,246 or 40.9% to $593,808 for the year ended December 31, 2010 from $421,562 for the same period in 2009.  The increase in net loss is mainly due to reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, we had total assets of $9,306,256 and total liabilities of $10,150,349.  Cash and cash equivalents at December 31, 2010 were $392,958.

During the year ended December 31, 2010, cash used in operations was $403,146, a decrease of 18% from $492,158 for the same period of 2009. The decrease was mainly due to increase in accounts payable and accrued expenses.

Net cash used in investing activities for the fiscal year 2010 was $3,594,252 in connection with acquisition of property and equipment and costs associated with the construction of our new factory. Comparably, during the year ended December 31, 2009, net cash used in investing activities was $3,610,754, including $3,298,392 in connection with the acquisition of property and equipment and costs associated with the construction of our new factory.  Amount paid as deposits for future delivery of equipment was $312,362 during fiscal 2009.

Net cash provided by financing activities in fiscal year 2010 was $3,168,906, a 35.7% decrease from $4,926,230 for the same period in 2009.  This decrease was mainly due to a decrease in short-term loans received from related parties.  During fiscal 2010, the Company raised $2,121,212 from short-term loans borrowed from a local financial institution.

As of December 31, 2010, the Company had negative working capital of $1,484,406 and a stockholders’ deficiency of $844,093. Further, the Company had accumulated deficit of $1,519,274 since inception.  The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have caused difficulties for raising funds from financial market.

Related Party Loans

Related parties	Maturity rate	Interest rate	December 31, 2010	December 31, 2009
Mr. Wensheng Chen, Chief Executive Officer and Chairman of the Board	December 1, 2013	1%	$3,161,969	$2,207,704
Ms. Ling Chen, President	Due on demand	0%	106,137	-
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	1%	177,620	238,009
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	1%	3,404,545	3,252,300
Total			$6,850,271	$5,698,013

Due to related parties - current portion			31,832	5,675,528
Due to related parties - non-current portion			$6,818,439	$22,485

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2009, amounts due Mr. Wensheng Chen were $2,207,704.  During the year ended December 31, 2010, Mr. Chen paid various expenses on behalf of the Company. As of December 31, 2010, amounts due Mr. Wensheng Chen were $3,161,969.  During the reporting period, all loans borrowed from Mr. Wensheng Chen bear interest at the rate of 1% per annum.  During fiscal 2010, the Company accrued interest on these loans of $31,669.  In 2010, Mr. Chen waived interest accrued during 2010 on these loans and the amount of $31,669 was added to additional paid-in capital.

Ms. Ling Chen, President of the Company

During the year ended December 31, 2010, Ms. Ling Chen paid various expenses on behalf of the Company in the amount of $106,137. As of December 31, 2010, amounts due Ms. Chen were $106,137 The amouns advanced by Ms. Chen bear no interest and are due on demand.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. On December 1, 2009, NUST entered into a RMB 22,200,000 ($3,252,300 translated at the December 31, 2009 exchange rate) loan agreement with Yuemao Technology.  During fiscal 2010, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear interest at the rate of 1% per annum. As of December 31, 2010, amounts due Yuemao Technology were $3,404,545. Yuemao Technology has waived interest accrued during 2010 and the amount of $32,794 has been added to additional paid-in capital.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.  As of December 31, 2009, amounts due Yuemao Laser were $238,009.  During fiscal 2010, amounts borrowed from Yuemao Laser bear interest at the rate of 1% per annum.  As of December 31, 2010, amounts due Yuemao Laser were $177,620. Yuemao Laser has waived interest accrued during 2010 and the amount of $2,523 has been added to additional paid-in capital.

Future Cash Requirements

During fiscal 2010, the Company completed the construction of two workshops, one dormitory building and one canteen. During 2011, the Company plans to raise approximately $18 million to complete construction of a solar cell production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

The Company’s cash requirements can be divided into two categories.

(1)
Capital demand in daily operations.  This includes costs associated with being a public company, including legal fees, audit/review fees and other professional fees; and costs incurred by the Company’s operating subsidiary, including wages, utilities and other operating costs.  The Company expects to its cash requirements under this category to be approximately $120,000 per month.

(2)
Capital demand for the construction of its solar cell production facility or acquiring a company with existing solar cell production capacity.  For example, if the Company’s cash flow allows, it plans to invest $18 million in NUST to further expand the Company’s current workshops in order to enable the Company to produce solar cells.

As of December 31, 2010, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs, as referred to in categories (1) above.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

Going forward, the Company anticipates that it will require an additional $18 million to build new solar cells manufacturing facilities if the Company is able to raise the funds.

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

Certain amounts included in the 2009 financial statement have been reclassified to conform to the 2010 financial statement presentation.

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates.

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

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

Income (loss) per common share

Basic income (loss) per common share amounts are calculated by dividing net income (loss) by weighted-average common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2010 and 2009 there were no common stock equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirement the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2010 and 2009 begins on page F-1 of this report.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2010, our disclosure controls and procedures were ineffective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2010. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2010.

The specific material weakness identified by the Company’s management as of December 31, 2010 is described as follows:

•
The current staff in the accounting department are inexperienced in U.S. GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements. Since our operating subsidiaries are based in China, and in accordance to PRC laws and regulations, they are required to apply PRC GAAP, rather than U.S. GAAP. Our internal accounting staff need substantial training in US GAAP in order to fully meet the requirements as a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate. The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements, which was determined to be a material weakness.

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

•
We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2010.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.   In the future, we also will increase our efforts to hire the qualified resources.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2010 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Wensheng Chen	78	Chief Executive Officer and Chairman of the Board	July 25, 2007
Ling Chen	47	President, Treasurer, Secretary and Board Director	July 25, 2007
Xin Ma	34	Chief Financial Officer (1)	March 28, 2011

(1)	Xin Ma was appointed Chief Financial Officer on March 28, 2011.

BIOGRAPHIES OF OFFICERS AND DIRECTORS

Wensheng Chen, Chief Executive Officer & Chairman of the Board

Mr. Wensheng Chen is the founder of Universal Solar and currently serves as the Company’s Chief Executive Officer and Chairman. On December 28, 2010, our Board of Directors appointed Mr. Wensheng Chen as Interim Acting Chief Financial Officer of the Company and he served in that capacity until March 28, 2011.

Mr. Chen has over 40 years executive experience in technology manufacturing, sales, and product innovation. He is also the Founder and a current Board Member of Yuemao Laser which supplies laser scribing, cutting, welding, and grooving to solar cell and modules manufacturers such as SunTech Power Holdings. Mr. Chen worked as manager and executive at Shenyang Liming Machine Making Company from 1958 to 1984. In 1984 he founded a trading company in Beijing. In 1999, Mr. Chen established Yuemao Laser in Zhuhai City. He studied at Liaoning University and majored in TV Broadcasting from 1964 to 1967. In 1967 he continued his education by majoring in politics and philosophy. As the founder of the Company, Mr. Chen has a wealth of experience in running businesses in China, which has given him broad management expertise and a knowledge and understanding of business issues in China.

Ling Chen, President and Director

Ms. Ling Chen currently serves as the President, Treasurer, Secretary and member of the Board of Directors of Universal Solar.

Ms. Ling Chen has over twenty-five years of business consulting and advisory experience. She is the daughter of Mr. Wensheng Chen and has been a shareholder and advisor to Yuemao Laser since 1999. Ms. Ling Chen held various management positions with Shenyang Associates, a retail shopping mall company from October 1982 to November 1990. From November 1991 to 1997 she held various positions with Shenyang Shopping Mall. Ms. Chen’s experience of exploring new markets in China enables her to provide the Board with an understanding of the operation of the Chinese markets.

Xin Ma, Chief Financial Officer

M. Xin Ma was appointed as the Company’s Chief Financial Officer on March 28, 2011. Since January 2009, Mr. Ma has also served as the Vice President of Kiwa Bio-Tech Products Group Corporation (“Kiwa”), a U.S. publicly-traded company based in China. From January 2006 to December 2008, Mr. Ma was Kiwa’s Associate Chief Financial Officer. Mr. Ma received a MSc. in Management in 2005 and a MSc. in Finance in 2006 from the University of Leicester in England. Mr. Ma’s experience in financial management and his experience as an associate Chief Financial Officer for a U.S. publicly traded company provides him with an understanding of the operations of publicly-traded company in the U.S. as well as an understanding of the reporting requirements and rules and regulations of the SEC.

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

Director Compensation

Currently, the Company’s Board of Directors does not include any independent members and the Company does not compensate any member for his or her service on the Company's Board.

SECTION 16(A) BENEFICIAL OWNERSHIP COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors and persons who own more than 10% of a registered class of equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of our common stock and other equity securities on forms 3, 4 and 5 respectively.  We do not have a class of securities registered under the Securities Exchange Act of 1934.  As a result, our officers and directors and 10% shareholders are not subject to the reporting requirements of Section 16(a).

ITEM 11.	EXECUTIVE COMPENSATION

Mr. Wensheng Chen received no compensation as Chief Executive Officer during fiscal  2010 and 2009. On December 28, 2010, Mr. Wensheng Chen was appointed Interim Acting Chief Financial Officer of the Company and received no compensation for his services as Chief Financial Officer.

Ms. Ling Chen served as President, Treasurer and Secretary and received no compensation for the years ended December 31, 2010 and 2009.

No other executive officer earned more than $100,000 during 2010 or 2009.

Option exercises and vested stock

None of our executive officers exercised any options or vested in any restricted stock in 2010.

Outstanding equity awards

None of our executive officers has any outstanding options, unvested stock or equity incentive plan awards.

Employment Agreements; Termination of Employment and Change of Control Arrangements

On March 28, 2011, our Board of Directors appointed Xin Ma as Chief Financial Officer.

The Company entered into a two-year employment agreement with Mr. Ma pursuant to which the Company will pay Mr. Ma a salary of RMB 30,000 per month (approximately $55,000 per annum).  Mr. Ma is also entitled to a three (3) month severance package of salary and benefits if his employment is terminated without cause or in the event of a merger, sale of assets, or dissolution of the Company.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 30, 2011 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,599,974 shares of Common Stock outstanding as of March 30, 2011. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

Name	Position Held	Shares Owned		% Owned
Officers and Directors
Wensheng Chen	Chief Executive Office and Chairman of the Board	15,000,000	(1)	66.4%
Ling Chen	President	193,233	(2)	* %
Xin Ma	Chief Financial Officer	-		-
	All executive officers and directors as a group (3 persons)	15,193,233		67.2%
5% Shareholder
Hui Chen		5,000,000		22.1%
 * Less than 1%.
(1) Includes 5,000,000 shares held by Yumin Liu, Mr. Chen’s wife.
(2) Shares are held by Xiaodong Wu, Ms. Chen’s husband.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Founders of Universal Solar and Kuong U were previously engaged in developing PV modules and PV applications through the solar energy department at Yuemao Laser. Yuemao Laser's parent company is Yuemao Science & Technology Group (“Yuemao Technology”). Yuemao Technology’s shareholders are our Chairman and largest shareholder, Mr. Wensheng Chen with 50% ownership, Ms. Hui Chen 25% ownership, and Ms. Ling Chen 25% ownership. Hui Chen and Ling Chen (our President and member of the Board) are daughters of Wensheng Chen (our Chairman of the Board and Chief Executive Officer).

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2009, amounts due to Mr. Chen were $2,207,704. During the year ended December 31, 2010, Mr. Chen paid various expenses on behalf of the Company.  As of December 31, 2010, amount due Mr. Wensheng Chen were $3,161,969. All loans borrowed from Mr. Wensheng Chen bear interest at the rate of 1% per annum. During fiscal 2010, the Company accrued interest of $31,669. Mr. Wensheng Chen waived all interest accrued during 2010 and the amount of $31,669 has been added to additional paid-in capital.

Kuong U rents its executive office space from the daughter of the Company’s Chairman and Chief Executive Officer under a four-year contract, expiring April 30, 2011, which provides for monthly rent of HKD 12,000 (approximately $1,542 translated at the December 31, 2010 exchange rate). Rent expense for the years ended December 31, 2010 and 2009 was approximately $18,500 and $17,500, respectively.

Ms. Ling Chen, President of the Company

During the year ended December 31, 2010, Ms. Ling Chen loaned the Company $106,137 for working capital. As of December 31, 2010, amounts due Ms. Chen were $106,137.  This loan  bears no interest and is due on demand.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. On December 1, 2009, NUST entered into a RMB 22,200,000 ($3,252,300 translated at the December 31, 2009 exchange rate) loan agreement with Yuemao Technology. During fiscal 2010, Yuemao Technology paid various expenses on behalf of the Company.  Amounts borrowed from Yuemao Technology bear interest at the rate of 1% per annum. As of December 31, 2010, amounts due Yuemao Technology were $3,404,545. Yuemao Technology has waived interest accrued during 2010 and the amount of $32,794 has been added to additional paid-in capital.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2009, amounts due Yuemao Laser were $238,009. During fiscal 2010, loans borrowed from Yuemao Laser bear interest at the rate of 1% per annum. As of December 31, 2010, amounts due Yuemao Laser were $177,620. Yuemao Laser has waived interest accrued during 2010 and the amount of $2,523 has been added to additional paid-in capital.

During the year ended December 31, 2009, Kuong U purchased solar PV modules from Yuemao Laser at a total cost of $619,497 and sold the modules to two customers for total sales of $691,713.  No transactions of the same kind between the Company and Yuemao Laser occurred during 2010.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES IN OUR 2010 AND 2009 FISCAL YEARS

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2010 and 2009 are as follows:

	2010	2009
Audit Fees	$34,000	$26,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$34,000	$26,000
Tax Fees	-	-
All Other Fees	-	$4,500
Total for independent public audit firms	$34,000	$30,050

Audit Fees consist of fees billed for professional services rendered for the audit of the Company’s consolidated annual financial statements, and review of the interim consolidated financial statements included in quarterly reports and services that are normally provided by Paritz & Company, P.A. in connection with statutory and regulatory filings or engagements.

AUDIT-RELATED FEES

Audit-Related Fees include accounting consultations related to accounting, financial reporting or disclosure matters not classified as “Audit Fees.” Audit-related fees for 2010 and 2009 were both zero.

TAX FEES

Tax Fees include tax compliance, tax advice and tax planning services. These services related to the preparation of various state and federal tax returns and review of Section 409A compliance.

We incurred no aggregate fees and expenses for the 2010 and 2009 fiscal years.

ALL OTHER FEES

We incurred no other fees for the 2010 and 2009 fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in 2010.  All of the services provided and fees charged by our independent registered accounting firms in 2010 were approved by the board of directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	44

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statement of Changes in Stockholder’s Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 44 to this annual report on Form 10-K.

(2) Financial Statement Schedules

Schedule I: Parent Only Financial Statements (page S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009(3)
10.5	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(3)
10.6	Employment Agreement, dated March 28, 2011, between Universal Solar Technology Inc. and Xin Ma. (4)
21.1	List of Subsidiaries*
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)*
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)*
*Filed herewith
(1)  Filed as exhibit to the Company’s Registration Statement on Form S-1 on May 9, 2008.
(2)  Filed as exhibit to the Company’s Annual Report on Form 10-K on March 31, 2010.
(3) Filed as exhibit to the Company’s Annual Report on Form 10-K/A on December 30, 2010.
(4) Filed as an exhibit to the Current Report on Form 8-K on March 28, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011

Universal Solar Technology, Inc.

By	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE		TITLE

By	/s/ Wensheng Chen	Chief Executive Officer, Chairman of the Board of Directors	March 30, 2011
Wensheng Chen		(Principal Executive Officer)

By	/s/ Xin Ma	Chief Financial Officer
Xin Ma		(Principal Financial and Accounting Officer)	March 30, 2011

By	/s/ Ling Chen	Director	March 30, 2011
Ling Chen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Universal Solar Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended.  Our audit also included the financial statement Schedule I. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown on the accompanying balance sheet, the Company’s current liabilities exceeded its current assets by $1,484,406 and the Company has incurred net loss of $1,519,274 since inception. These circumstances raise substantial doubt about its ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiaries as of December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
March 28, 2011

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
	December 31,
	2010	2009
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$392,958	$1,115,047
Accounts receivable, net	30,455	-
Inventories	469,079	42,956
Prepaid expenses and other current assets	955,012	319,123
TOTAL CURRENT ASSETS	1,847,504	1,477,126

Deposits for future deliveries of property and equipment	75,452	312,362
Land use right, net of accumulated amortization of $22,777 and $11,452, respectively	414,541	411,391
Property, plant and equipment, net of accumulated depreciation of $177,584 and $ 3,446, respectively	6,278,577	2,275,186
Construction in process	690,182	1,019,760

TOTAL ASSETS	$9,306,256	$5,495,825

LIABILITIES AND STOCKHOLDERS' DEFFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,178,866	$154,813
Short-term loan	2,121,212	-
Due to related-parties - current portion	31,832	5,675,528
TOTAL CURRENT LIABILITIES	3,331,910	5,830,341

Due to related-parties - non-current portion	6,818,439	22,485

TOTAL LIABILITIES	10,150,349	5,852,826

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	553,826
Accumulated deficit	(1,519,274)	(925,466)
Accumulated other comprehensive income	52,109	12,379
TOTAL STOCKHOLDERS' DEFICIENCY	(844,093)	(357,001)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,306,256	$5,495,825

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
	Year Ended December 31,
	2010	2009
SALES	$2,396,839	$691,713
COST OF SALES	2,175,467	619,497

GROSS PROFIT	221,372	72,216

OPERATING EXPENSES
General and administrative	597,670	343,445
Selling expenses	99,254	-
TOTAL OPERATING EXPENSES	696,924	343,445

LOSS FROM OPERATIONS	(475,552)	(271,229)

Interest expenses	(113,535)	(148,490)
Dividend and interest income	(1,518)	1,892
Loss on foreign currency transactions	(3,203)	(3,735)

NET LOSS	(593,808)	(421,562)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	39,730	32,127

COMPREHENSIVE LOSS	$(554,078)	$(389,435)

Loss per common share - basic and diluted	$(0.02)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,587,988

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

					OTHER
	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	INCOME (LOSS)	TOTAL
BALANCE - DECEMBER 31, 2008	22,574,974	$2,257	$416,273	$(503,904)	$(19,748)	$(105,122)
Stock issued for services	25,000	3	3,747	-	-	3,750
Imputed interest on loans from related parties	-	-	133,806	-	-	133,806
Foreign currency translation adjustment	-	-	-	-	32,127	32,127
Net loss	-	-	-	(421,562)	-	(421,562)
BALANCE - DECEMBER 31, 2009	22,599,974	2,260	553,826	(925,466)	12,379	(357,001)
Imputed interest on loans from related parties	-	-	66,986	-	-	66,986
Foreign currency translation adjustment	-	-	-	-	39,730	39,730
Net loss	-	-	-	(593,808)	-	(593,808)
BALANCE - DECEMBER 31, 2010	22,599,974	$2,260	$620,812	$(1,519,274)	$52,109	$(844,093)

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2010	2009
OPERATING ACTIVITIES:
Net loss	$(593,808)	$(421,562)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	66,986	133,806
Stock issued for services	-	3,750
Depreciation of property and equipment	174,021	3,446
Amortization of land use right	10,932	11,452
Inventory markdown	98,660	-
Changes in operating assets and liabilities:
Accounts receivable	(30,455)	-
Inventory	(523,304)	(42,956)
Prepaid expenses and other assets	(624,899)	(292,457)
Accounts payable and accrued expenses	1,018,721	112,363
NET CASH USED IN OPERATING ACTIVITIES	(403,146)	(492,158)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	247,668	(312,362)
Acquisition of property and equipment	(3,841,920)	(3,298,392)
NET CASH USED IN INVESTING ACTIVITIES	(3,594,252)	(3,610,754)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Short-term loan	2,121,212	-
Loans from related parties	1,047,694	4,926,230
Sale of common stock	-	-
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,168,906	4,926,230

Effect of exchange rate changes on cash	106,403	32,704

Increase (decrease) cash	(722,089)	856,022

Cash - Beginning of period	1,115,047	259,025

Cash - End of period	$392,958	$1,115,047

Supplemental disclosures of cash flow information:
Interest paid	$9,805	$-
Income taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

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

Certain amounts included in the 2009 financial statement have been reclassified to conform to the 2010 financial statement presentation.

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

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2010, the Company had negative working capital of $1,484,406 and a stockholders’ deficiency of $844,093. Further, the Company has incurred net losses of $1,519,274 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

Cash

The Company maintains cash with financial institutions both in the United States and the People’s Republic of China (“PRC”). The financial institutions in PRC are not insured or otherwise protected.  Should any of these institutions holding the Company’s cash become insolvent, or if the Company is unable to withdraw funds for any reason, the Company could lose the cash on deposit with that institution.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. The allowance for doubtful accounts was zero for the year ended December 31, 2010 and 2009, respectively.

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose.

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

Research and development costs

Research and development costs are charged to expenses as incurred. The research and development costs was zero for the year ended December 31, 2010 and 2009, respectively.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Deferred income taxes

The Company accounts for income taxes in accordance with Accounting Standards Codification (“ASC”) 740, “Income Taxes,” which requires that deferred tax assets and liabilities be recognized for future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  In addition, ASC 740 requires recognition of future tax benefits, such as carry-forwards, to the extent that realization of such benefits is more likely than not and that a valuation allowance be provided when it is more likely than not that some portion of the deferred tax asset will not be realized.

Income (loss) per common share

Basic income (loss) per common share amounts is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2010 and 2009 there were no common stock equivalents outstanding.

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

Recent accounting pronouncements

In January 2010, the FASB issued ASU No. 2010-02—Consolidation (Topic 810): Accounting and Reporting for Decreases in Ownership of a Subsidiary. This update amends Subtopic 810-10 and related guidance to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to (i) a subsidiary or group of assets that is a business or nonprofit activity; (ii) a subsidiary that is a business or nonprofit activity that is transferred to an equity method investee or joint venture; and (iii) an exchange of a group of assets that constitutes a business or nonprofit activity for a non-controlling interest in an entity, but does not apply to: (i) sales of in substance real estate; and (ii) conveyances of oil and gas mineral rights. The amendments in this update are effective beginning in the period that an entity adopts FAS 160 (now included in Subtopic 810-10). The adoption of the provisions in ASU 2010-02 did not have an impact on the Company’s consolidated financial statements.

Effective January 1, 2010, the Company adopted the provisions in ASU 2010-06, “Fair Value Measurements and Disclosures (ASC Topic 820): Improving Disclosures about Fair Value Measurements,” which requires new disclosures related to transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements, as well as amends existing disclosure requirements on level of disaggregation and inputs and valuation techniques. Except for the expanded disclosure requirement the adoption of the provisions in ASU 2010-06 did not have an impact on the Company’s consolidated financial statements.

In February 2010, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance that amends the disclosure requirements related to Subsequent Events (Topic 855). This guidance includes the definition of a Securities and Exchange Commission filer, removes the definition of a public entity, redefines the reissuance disclosure requirements and allows public companies to omit the disclosure of the date through which subsequent events have been evaluated. This guidance is effective for financial statements issued for interim and annual periods ending after February 2010. This guidance did not materially impact the Company’s results of operations or financial position, but did require changes to the Company’s disclosures in its financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	INVENTORIES

As of December 31, 2010 and 2009, inventories, net, consist of:

	December 31,
	2010	2009
Raw materials	$248,263	$-
Finished goods	226,313	-
Work in process	5,077	-
Supply Materials	88,086	42,956
	567,739	42,956
Allowance on inventories	(98,660)	-
Inventories - net	469,079	42,956

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2010 and 2009, prepaid expenses and other current assets consists following:

	December 31,
	2010	2009

Input Value Added Tax	$657,738	$296,252
Other prepaid expenses	297,274	22,871
	$955,012	$319,123

5.	LAND-USE RIGHT

On December 1, 2008, NUST acquired the right to use a block of land of 71,345.70 square meters for fifty years for its office and production facilities from the local government in the PRC. The cost of RMB 2,886,300 ($422,843 translated at the December 31, 2009 exchange rate) is being amortized using the straight line method over the fifty years’ time.

As of December 31, 2010 and 2009, net value of land use right were $414,541 and $411,391, respectively. Only July 27, 2010, the “Certificate of Right of Use of Land” has been issued to NUST.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

6.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2010 and 2009, property, plant and equipment, net, consist of:

	December 31,
	2010	2009	Life
Building	$1,624,357	$-	30 Years
Production equipment	4,703,892	2,219,913	10 Years
Office equipment	61,543	11,123	3 Years
Automobile	66,369	47,596	5 Years
Total	6,456,161	2,278,632
Less accumulated depreciation	(177,584)	(3,446)
Property, plant and equipment - net	$6,278,577	$2,275,186

7.	CONSTRUCTION IN PROGRESS

As of December 31, 2010 and 2009, amount of construction in progress were $690,182 and $1,019,760, respectively. Estimated costs to complete the construction in progress after December 31, 2010 are approximately $2 million. Construction is expected to be completed in 2011.

8.	DEPOSIT FOR FUTURE DELIVERIES OF PROPERTY AND EQUIPMENT

As of December 31, 2010, NUST has contracted to acquire certain undelivered production equipment. The agreements provide for NUST’s payment of certain deposits prior to the delivery of the equipment. As of December 31, 2010 and 2009, a total of $75,452 and $312,362 had been paid to the respective vendors as deposits.

9.	SHORT-TERM LOAN

During the year ended December 31, 2010. The Company entered into three short-term loan agreements with Fangcheng County Hong Yu Industrial Development and Investment Company. These loans are currently in default. The Company is in the process of negotiation with Fangcheng Hong Yu for renewal of the short-loan agreement.

The following table sets forth detailed information of three short-term loans.

Principal amount (in USD)	Maturity date	Interest rate (per annum)

757,576	December 31, 2010	5.31%
757,576	January 13, 2011	9.60%
606,060	January 20, 2011	9.60%

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

10.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity rate	Interest rate	December 31, 2010	December 31, 2009
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	1%	$3,161,969	$2,207,704
Ms. Ling Chen, President	Due on demand	0%	106,137	-
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	1%	177,620	238,009
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	1%	3,404,545	3,252,300
Total			$6,850,271	$5,698,013

Due to related parties - current portion			31,832	5,675,528
Due to related parties - non-current portion			$6,818,439	$22,485

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

Non-Trade Transactions

As of December 31, 2009, amount due to Mr. Chen was $2,207,704.  During twelve months ended December 31, 2010, Mr. Chen has paid various expenses on behalf of the Company.   As of December 31, 2010, amount due to Mr. Wensheng Chen was $3,161,969.  During 2010 all loans borrowed from Mr. Wensheng Chen bears interest at the interest rate of 1% per annum.  During fiscal 2010, the Company accrued interests of $31,669.  Mr. Wensheng Chen has never charged the Company for any interests and the amount of $31,669 had been imputed into additional paid-in capital.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

During the year ended December 31, 2010, Ms. Ling Chen has paid $106,137 of various expenses on behalf of the Company.  As of December 31, 2010, amount due to Ms. Chen was $106,137, such loan from Ms. Ling Chen bears no interests and due on demand.

Trade Transaction

Kuong U rents its executive office space from the daughter of the Company’s Chairman and Chief Executive Officer under a four-year contract, expiring April 30, 2011 which provides for monthly rent is HKD 12,000 ($1,542 translated at the December 31, 2010 exchange rate). Rent expense for the years ended December 31, 2010 and 2009 was approximately $18,500 and $17,500, respectively.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

On December 1, 2009, NUST entered into a RMB 22,200,000 ($3,252,300 translated at the December 31, 2009 exchange rate) loan agreement with Yuemao Technology.  During fiscal 2010, Yuemao Technology had paid various expenses on behalf of the company and loans borrowed from Yuemao Technology carries interests at the interest rate of 1% per annum.  As of December 31, 2010, amount due to Yuemao laser was $3,404,545.  Yuemao Technology has never charged the Company for any interests and the amount of $32,794 had been imputed into additional paid-in capital.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Leaser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

As of December 31, 2009, amount due to Yuemao Laser was $238,009.  During fiscal 2010, loans borrowed from Yuemao Laser carries interests at the interest rate of 1% per annum.  As of December 31, 2010, amount due to Yuemao Laser was $177,620 Yuemao Laser has never charged the Company for any interests and the amount of $2,523 had been imputed into additional paid-in capital.

Trade Transactions

During the year ended December 31, 2009, Kuong U purchased solar PV modules from Yuemao Laser at a total cost of $619,497 and sold the modules to two customers for total sales of $ 691,713.  No transactions in the same kind between the Company and Yuemao Laser had been processed during twelve months ended December 31, 2010.

11.	MAJOR CUSTOMER

In twelve months ended December 31, 2010, the Company has sold all of its products to customers located in China. Three customers accounted for approximately 56%, 13% and 11% of sales. No single customer accounted for over 10% of sales.

In the year ended December 31, 2009, one customer located in India accounted for approximately 92% of sales. Under the terms of these sales, the Company is obligated to replace nonworking modules for a period of one year from the date of deliveries. This is a one-time order and are not dependent on this customer for future revenues.

12.	INCOME TAXES

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Operating loss can be carryforwarded for five years in China and 20 years in the U.S.

As of December 31, 2010, the Company had approximately $1,150,000 and $315,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2010

Based on management's present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

13.	COMMITMENTS AND CONTINGENCIES

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

14.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing date of these financial statements issued and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Schedule I: Condensed Parent Only Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC.
BALANCE SHEETS

	December 31,
	2010	2009
Assets
Cash	$1,534	$20,965
Total Assets	1,534	20,965

Liabilities and Stockholders' Deficiency
Investment in and advances to Subsidiaries	693,362	354,357
Accrued expenses and other payables	66,889	1,124
Due to Stockholders	85,376	22,485
Total Liabilities	845,627	377,966

Stockholders' Deficiency	(844,093)	(357,001)

Total Liabilities and Stockholders' Deficiency	$1,534	$20,965

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS

	Year ended December 31,
	2010	2009
Loss from investment in subsidiaries	$(470,596)	$(304,616)

Cost and Expenses
Selling, general and administrative expenses	123,212	116,946
Total cost and expenses	123,212	116,946

Net Loss	$(593,808)	$(421,562)

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
OPERATING ACTIVITES
Net Loss	$(593,808)	$(421,562)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in subsidiaries	470,596	304,616
Stock-based compensation	-	3,750
Prepaid expenses and other current assets	-	22,500
Accrued expenses and other payables	65,765	-
NET CASH USED IN OPERATING ACTIVITIES	(57,447)	(90,696)

INVESTING ACTIVITIES
(Investment in) repayment from subsidiaries	(24,875)	109,916
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(24,875)	109,916

FINANCING ACTIVITIES
Loan from stockholders	62,891	-
NET CASH FROM FINANCING ACTIVITIES	62,891	-

EFFECT OF EXCHANGE RATE CHANGES ON CASH	-	-

INCREASE IN CASH	(19,431)	19,220

CASH - BEGINNING OF YEAR	20,965	1,745

CASH - END OF YEAR	$1,534	$20,965