Form 10-Q
period 2011-03-31
Universal Solar Technology, Inc.
filed 2011-05-06
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

Commission file number: 333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada	26-0768064
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

No. 1 Pingbei Road 2, Nanping
Science &Technology Industrial
Park, Zhuhai City, Guangdong
Province
The People’s Republic of
China 519060
(Address of principal executive
offices including zip code)

86-756 8682610
(Registrant’s telephone number, including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ Yes ☒ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of May 6, 2011 was 22,599,974 shares.

PART I.   FINANCIAL INFORMATION

Item 1.     Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$69,602	$392,958
Accounts receivable	30,848	30,455
Inventories	1,083,113	469,079
Prepaid expenses and other current assets	1,067,168	955,012
TOTAL CURRENT ASSETS	2,250,731	1,847,504

Deposits for future deliveries of property and equipment	83,891	75,452
Land use right, net of accumulated amortization of $23,875 and $22,777, respectively	416,896	414,541
Property, plant and equipment, net of accumulated depreciation of $300,946 and $177,584, respectively	6,260,211	6,278,577
Construction in process	646,620	690,182

TOTAL ASSETS	$9,658,349	$9,306,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued expenses	$939,444	$1,178,866
Short-term loan	2,596,094	2,121,212
Due to related-parties - current portion	259,685	31,832
TOTAL CURRENT LIABILITIES	3,795,223	3,331,910

Due to related-parties - non-current portion	6,963,327	6,818,439

TOTAL LIABILITIES	10,758,550	10,150,349

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(1,779,656)	(1,519,274)
Accumulated other comprehensive income	56,383	52,109
TOTAL STOCKHOLDERS' DEFICIENCY	(1,100,201)	(844,093)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,658,349	$9,306,256

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
SALES	$955,011	$-
COST OF SALES	915,945	-

GROSS PROFIT	39,066	-

OPERATING EXPENSES
General and administrative expenses	174,279	161,488
Selling expenses	12,113	-
TOTAL OPERATING EXPENSES	186,392	161,488

LOSS FROM OPERATIONS	(147,326)	(161,488)

Interest expenses, net of interest income	(111,614)	(85,113)
Loss on foreign currency transactions	(1,442)	(2,041)

NET LOSS	(260,382)	(248,642)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	4,274	15,797

COMPREHENSIVE LOSS	$(256,108)	$(232,845)

Loss per common share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(260,382)	$(248,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	-	44,328
Depreciation of property and equipment	121,252	3,325
Amortization of land use right	914	2,085
Changes in operating assets and liabilities:
Accounts receivable	(152)	-
Preiad expenses and other assets	(104,137)	(254,617)
Inventories	(607,546)	(25,213)
Accounts payable and accrued expenses	(258,787)	99,315
NET CASH USED IN OPERATING ACTIVITIES	(1,108,838)	(379,419)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	(7,843)	(221,061)
Acquisition of property and equipment	(4,877)	(589,565)
NET CASH USED IN INVESTING ACTIVITIES	(12,720)	(810,626)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Short-term loan	456,042	-
Loans from related parties	341,702	1,127,407
NET CASH PROVIDED BY FINANCING ACTIVITIES	797,744	1,127,407

Effect of exchange rate changes on cash	458	15,797

Decrease in cash	(323,356)	(46,841)

Cash - Beginning of period	392,958	1,115,047

Cash - End of period	$69,602	$1,068,206

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2011 and the results of operations and cash flows for the periods ended March 31, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2011 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2010 as included in our Annual Report on Form 10-K.

2.	BUSINESS DESCRIPTION AND SIGNIFICANT ACCOUNTING POLICIES

Universal Solar Technology, Inc. (the “Company”) was incorporated in the State of Nevada on July 24, 2007. The Company operates through its wholly-owned subsidiaries, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008. The Company manufactures and sells silicon wafers and solar photovoltaic (“PV”) modules.

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Currency translation

The reporting currency of the Company is the United States dollar (USD). The functional currency of Kuong U is the Hong Kong dollar (HKD). The functional currency of NUST is the Chinese Yuan (RMB). Revenue and expense accounts of our two subsidiaries are translated into United States dollars at the average rates during the period, and balance sheet items are translated at period-end rates, except for equity accounts which are translated at historical rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2011, the Company had negative working capital of $1,544,492 and a stockholders’ deficiency of $1,100,201. Further, the Company has accumulated deficit of $1,779,656 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2011 and December 31, 2010, prepaid expenses and other current assets consist following:

	March 31, 2011	December 31, 2010
Input Value Added Tax	$701,237	$657,738
Other prepaid expenses and other current assets	365,931	297,274
	$1,067,168	$955,012

4.	SHORT-TERM LOANS

The Company entered into four short-term loan agreements with Fangcheng County Hong Yu Industrial Development and Investment Company (“Fangcheng Hong Yu”) during the year ended December 31, 2010 and three months ended March 31, 2011.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following table sets forth detailed information of four short-term loans.

	Interest rate		Principal amount
Maturity date	(per annum)	Note	March 31, 2011	December 31, 2010
December 31, 2010	5.31%	(1)	$763,557	$757,576
January 13, 2011	9.60%	(2)	763,557	757,576
January 20, 2011	9.60%	(3)	610,846	606,060
January 31, 2012	9.60%	(4)	458,134	-
	Total		$2,596,094	$2,121,212

(1)  - The loan is currently in default. The Company is in the process of negotiation with Fangcheng Hong Yu for renewal of the short-loan agreement.
(2)  and (3) - On April 21, 2011, the Company repaid principal and interest of short-term loans.
(4)  - This loan was entered in February 1, 2011.

5.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate (per annum)	March 31, 2011	December 31, 2010
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,214,238	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	259,685	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	317,664	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	3,431,425	3,404,545
Total			$7,223,012	$6,850,271

Due to related parties - current portion			259,685	31,832
Due to related parties - non-current portion			$6,963,327	$6,818,439
Both Yuemao Laser and Yuemao Technology are private companies organized and operating under the laws of the PRC and controlled by the Company’s Chairman and Chief Executive Officer, Mr. Wensheng Chen.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Interest expense on loans from related parties aggregated approximately $62,000 and $85,000 for the three months ended March 31, 2011 and 2010, respectively.

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, expiring April 30, 2011, which provides for monthly rent in the amount of HKD 12,000 ($1,543 translated at the March 31, 2011 exchange rate). Rent expense for the three months ended March 31, 2011 and 2010 was approximately $4,623 and $5,279, respectively.

6.	MAJOR CUSTOMERS

During the three months ended March 31, 2011, the Company sold all of its products to customers located in China and three customers accounted for approximately 56%, 29% and 15% of sales, respectively. During the corresponding period in 2010, the Company did not sell any products to customers.

7.	INCOME TAXES

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Applicable income tax rate of Kuang is 15%. Operating loss carryforwards can be utilized for five years in China and 20 years in the U.S.

As of March 31, 2011 and December 31, 2010, the Company had approximately $1,350,000 and $1,150,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 and 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2011 and December 31, 2010 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2011 and December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

8.	COMMITMENTS AND CONTINGENCIES

Vulnerability due to operations in PRC

The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for more than 20 years, there is no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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

9.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements were issued and determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-Q.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q for the three months ended March 31, 2011 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2011 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of March 31, 2011, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the three months ended March 31, 2011, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 42%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2010, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties that we use to manufacture PV modules. During the three months ended March 31, 2011, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of March 31, 2010, we have completed the construction of two workshops, each of which comprises 2,016 square meters. Both of these workshops are in operation and we are in the process of constructing an additional three workshops, which we expect to complete by the end of 2011.

As of March 31, 2011, the net book value of our property, plant and equipment was $6,260,211.

Critical Accounting Policies

During the three months ended March 31, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in PART II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2011 and 2010:

Revenues.  Our revenue for the three months ended March 31, 2011was $955,011. During the comparable period in 2010, the Company did not realize any revenue. During fiscal 2011, all revenues were generated from sales of products produced in NUST’s newly constructed manufacturing facilities. During the three months ended March 31, 2011, all revenues were generated from the sale of silicon wafers.

Cost of Sales.  Our cost of sales was $915,945 for the three months ended March 31, 2011. During the comparable period in 2010, the Company had no revenues and therefore no cost of sales.

Gross Profit.  Gross profit for the three months ended March 31, 2011 was $39,066, representing a gross profit margin of 4.1%. In comparison, our gross profit margin was 9.2% for fiscal year ended December 31, 2010. During the three months ended March 31, 2011, the market price of silicon wafers was unexpectedly low due to decrease in the selling price of solar cells, which resulted in a reduction of gross profit margin. During the three months ended March 31, 2010, no gross profit was a generated because the Company did not sell any products to customers during that period.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $12,791 or 7.9% to $174,279 for the three months ended March 31, 2011 from $161,488 for the comparable period in 2010. The increase in general and administrative expenses was mainly due to increased amounts of consulting and professional fees incurred in connection with being a public company.

Selling expenses.  Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended March 31, 2011 were $12,113. During the comparable period in 2010, the Company did not incur any selling expenses. The increase in selling expenses was mainly due to the expansion of our sales force and the launch of our sales campaign to boost brand awareness and market share.

Interest expenses.  Interest expenses, net of interest income increased by $26,501 or 31.1% from $85,113 in the three months ended March 31, 2010 to $111,614 for the comparable period in 2011. The increase in interest expenses was mainly due to the following: (1) on May 5, 2011, related parties including Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, and Yuemao Laser and Yuemao Technology entered into an amendment to related party loans with the Company. Pursuant to this amendment, loans borrowed from the abovementioned related parties bear interest at the rate of 3.5% per annum starting from January 1, 2011. See Note 5 of Notes to Consolidated Financial Statements; (2) increased amount of loans borrowed from related parties; and (3) the Company borrowed four short-term loans from Fangcheng Hong Yu during 2010 and the three months ended March 31, 2011. See Note 4 of Notes to Consolidated Financial Statements.

Net Loss.  Net loss increased by $11,740 or 4.7% to $260,382 for the three months ended March 31, 2011 from $248,642 for the comparable period in 2010. The increase in net loss is mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, we had total assets of $9,658,349 and total liabilities of $10,758,550 resulting in a working capital deficit of $1,544,492. Cash and cash equivalents were $392,958 at the beginning of the quarter ended March 31, 2011 and decreased to $69,602 at the end of the quarter ended March 31, 2011.

During the quarter ended March 31, 2011, cash used in operations was $1,108,838, an increase of 192.2% from $379,419 for the same period of 2010. The increase was mainly due to the following reasons: (1) an increase in inventories, the Balance of inventories increased by $614,034 or 130.9% to $1,083,113 as of March 31, 2011 compared with $469,079, as of December 31, 2010; and (2) a decrease in accounts payable and accrued expenses. As of March 31, 2011 accounts payable decreased by 20.3% to $939,444 compared to $1,178,866 at December 31, 2010.

Net cash used in investing activities for the three months ended March 31, 2011 decreased by $797,906 to $12,720 from $810,626 in the comparable period in 2010. The significant decrease in net cash used in investing activities was mainly due to the following: (1) during the three months ended March 31, 2010, the Company was in the process of constructing two workshops and making arrangements to purchase silicon wafer production machinery and PV modules product lines, which used significant amounts of cash. In comparison, during the three months ended March 31, 2011, the construction of two workshops were completed and machinery manufacturing silicon wafers and PV modules are in operation; (2) during the three months ended March 31, 2011, the Company’s cash flow status was tight such that it was unable to invest heavily in building up new workshops or purchasing new equipment.

Net cash provided by financing activities in the three months ended March 31, 2011 was $797,744 a 29.2% decrease from $1,127,407 for the same period in 2010. This decrease was mainly due to a decrease in advances received from related parties. During the three months ended March 31, 2011, the Company received $341,702 from related parties; comparably, the Company received $1,127,407 from loans from various related parties during the same period of 2010. However, the Company received $456,042 from a local financial institution during the three months ended March 31, 2011.

As of March 31, 2011, the Company had negative working capital of $1,544,492 and a stockholders’ deficiency of $1,100,201. In addition, the Company had an accumulated deficit of $1,779,656 since inception. The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate (per annum)	March 31, 2011	December 31, 2010
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,214,238	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	259,685	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	317,664	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	3,431,425	3,404,545
Total			$7,223,012	$6,850,271

Due to related parties - current portion			259,685	31,832
Due to related parties - non-current portion			$6,963,327	$6,818,439

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

As of December 31, 2010, amounts due Mr. Wensheng Chen were $3,161,969. During the three months ended March 31, 2011, Mr. Chen paid various expenses on behalf of the Company. As of March 31, 2011, amounts due Mr. Chen were $3,214,238. On May 5, 2011, Mr. Chen and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2011, the Company accrued interest of $27,267 on loans from Mr. Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

As of December 31, 2010, amounts due Ms. Chen were $106,137. During the three months ended March 31, 2011, Ms. Ling Chen paid various expenses on behalf of the Company. As of March 31, 2011, amounts due Ms. Chen were $259,685. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Ms. Ling Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the three months ended March 31, 2011, the Company accrued interest of $2,231 on loans from Ms. Ling Chen.

Trade Transaction

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, expiring April 30, 2011, which provides for monthly rent in the amount of HKD 12,000 ($1,543 translated at the March 31, 2011 exchange rate). Rent expense for the three months ended March 31, 2011 was approximately $4,623.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

As of December 31, 2010, amounts due Yuemao Technology were $3,404,545. During the three months ended March 31, 2011, Yuemao Technology paid various expenses on behalf of the Company. As of March 31, 2011, amounts due to Yuemao Technology were $3,431,425. On May 5, 2011, Yuemao Technology and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Technology will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2011, the Company accrued interest of $29,478 on loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

As of December 31, 2010, amounts due Yuemao Laser were $177,620. During the three months ended March 31, 2011, Yuemao Laser paid various expenses on behalf of the Company. As of March 31, 2011, amounts due Yuemao Laser were $317,664. On May 5, 2011, Yuemao Laser and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2011, the Company accrued interest of $2,725 on loans from Yuemao Laser.

Future Cash Requirements

During fiscal 2010, the Company completed the construction of two workshops, one dormitory building and one canteen. During 2011, the Company plans to raise approximately $18 million to either complete construction of a solar cell production facility or to acquire an existing production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

The Company’s cash requirements can be divided into two categories.

(1)
Capital demand in daily operations.  This includes costs associated with being a public company, including legal fees, audit/review fees and other professional fees; and costs incurred by the Company’s operating subsidiary, including wages, utilities and other operating costs. The Company expects its cash requirements under this category to be approximately $120,000 per month.

(2)	Capital demand for the construction of its solar cell production facility or to acquire an existing solar cell production facility.

As of March 31, 2011, the Company does not have sufficient capital to meet its planned expansion. Due to low profit margins during the three months ended March 31, 2011, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parties, including the Company’s CEO, Mr. Wensheng Chen and companies that he controls, intend to continue to provide financial resources to meet the Company’s daily operating cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

Going forward, the Company anticipates that it will require an additional $18 million to build new solar cell manufacturing facilities.

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

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financial activities. Additional financing is desirable within the next nine months in order to meet our current and projected cash flow deficits from business operations and future development.

Off-Balance Sheet Arrangements

As of March 31, 2011, we have not entered any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Not applicable.

Item 4.	Controls and Procedures

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were operating ineffectively.

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

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As of this quarter reported ended March 31, 2011, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 30, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.7
Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar, Wensheng Chen, Zhuhai Yuemao Laser Facility Engineering Co., Ltd. and Yuemao Science & Technology Group

10.8	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar and Ling Chen

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
May 6, 2011

By:	/s/ Xin Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 6, 2011