Form 10-Q
period 2011-06-30
Universal Solar Technology, Inc.
filed 2011-08-12
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of August 12, 2011 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2011	December 31, 2010
	(Unaudited)

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$238,725	$392,958
Accounts receivable	210,567	30,455
Inventories	1,330,278	469,079
Prepaid expenses and other current assets	1,198,060	955,012
TOTAL CURRENT ASSETS	2,977,630	1,847,504

Deposits for future deliveries of property and equipment	91,978	75,452
Land use right, net of accumulated amortization of $27,491 and $22,777, respectively	419,063	414,541
Property, plant and equipment, net of accumulated depreciation of $438,746 and $177,584, respectively	6,289,057	6,278,577
Construction in process	775,171	690,182

TOTAL ASSETS	$10,552,899	$9,306,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$508,301	$786,038
Accured expenses and other current liabilities	236,079	392,828
Short-term loan	464,145	2,121,212
Due to related-parties - current portion	343,544	31,832
TOTAL CURRENT LIABILITIES	1,552,069	3,331,910

Due to related-parties - non-current portion	11,063,284	6,818,439

TOTAL LIABILITIES	12,615,353	10,150,349

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(2,772,853)	(1,519,274)
Accumulated other comprehensive income	87,327	52,109
TOTAL STOCKHOLDERS' DEFICIENCY	(2,062,454)	(844,093)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,552,899	$9,306,256

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
SALES	$768,035	-	1,723,046	-
COST OF SALES	1,477,235	-	2,393,180	-

GROSS LOSS	(709,200)	-	(670,134)	-

OPERATING EXPENSES
General and administrative expenses	201,014	189,327	375,293	350,815
Selling expenses	6,111	-	18,224	-
TOTAL OPERATING EXPENSES	207,125	189,327	393,517	350,815

LOSS FROM OPERATIONS	(916,325)	(189,327)	(1,063,651)	(350,815)

Non-operating income	21,263	-	21,263	-
Interest expenses, net of interest income	(97,592)	(16,868)	(209,206)	(101,981)
Loss on foreign currency transactions	(543)	(1,419)	(1,985)	(3,460)

NET LOSS	(993,197)	(207,614)	(1,253,579)	(456,256)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	30,944	16,878	35,218	32,676

COMPREHENSIVE LOSS	$(962,253)	(190,736)	(1,218,361)	(423,580)

Loss per common share - basic and diluted	$(0.04)	$(0.01)	(0.05)	(0.02)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,253,579)	$(456,256)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	-	44,374
Increase in long-term interest payable to affiliated parties	-	57,945
Depreciation of property and equipment	254,181	7,936
Amortization of land use right	4,185	5,637
Inventory allowance	362,856	-
Changes in operating assets and liabilities:
Accounts receivable	(177,429)	-
Prepaid expenses and other assets	(220,347)	(463,956)
Inventories	(1,204,472)	(254,806)
Accounts payable	(290,988)	-
Accrued expenses and other current liabilities	(172,589)	230,735
NET CASH USED IN OPERATING ACTIVITIES	(2,698,182)	(828,391)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	(14,763)	(281,398)
Acquisition of property and equipment	(203,106)	(619,262)
Acquisition of intangible assets	-	(5,842)
NET CASH USED IN INVESTING ACTIVITIES	(217,869)	(906,502)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	(1,682,514)	-
Proceeds from loans from related parties	4,434,088	1,524,273
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,751,574	1,524,273

Effect of exchange rate changes on cash	10,244	6,849

Decrease in cash	(154,233)	(203,771)

Cash - Beginning of period	392,958	1,115,047

Cash - End of period	$238,725	$911,276

Supplemental disclosures of cash flow information:
Interest paid	$102,721	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2011 and the results of operations for the three and six months ended June 30, 2011 and 2010 and cash flows for the six months ended June 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and six months ended June 30, 2011 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2010.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2011, the Company had working capital of $1,425,561 and a stockholders’ deficiency of $2,062,454. Further, the Company has accumulated deficit of $2,772,853 since inception. In addition, during three months ended June 30, 2011, the gross profit of the Company’s business was a loss of $709,200. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	INVENTORY

As of June 30, 2011 and December 31, 2010, inventories, net, consist of:

	June 30, 2011	December 31, 2010
Raw materials	$390,911	$248,263
Finished goods	1,061,166	226,313
Work in process	300,431	5,077
Other	45,543	88,086
Inventories - gross	1,798,051	567,739
Allowance on inventories	(467,773)	(98,660)
Inventories - net	$1,330,278	$469,079

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2011 and December 31, 2010, prepaid expenses and other current assets consist following:

	June 30, 2011	December 31, 2010
Input Value Added Tax	$797,264	$657,738
Other prepaid expenses and other current assets	400,796	297,274
	$1,198,060	$955,012

5.	SHORT-TERM LOANS

The Company has entered into five short-term loan agreements with Fangcheng County Hong Yu Industrial Development and Investment Company (“Fangcheng Hong Yu”) during the year ended December 31, 2010 and the six months ended June 30, 2011.

The following table sets forth detailed information regarding the four short-term loans with Fangcheng Hong Yu:

	Interest rate		Principal amount
Maturity date	(per annum)	Note	June 30, 2011	December 31, 2010
December 31, 2010	5.31%	(1)	$-	$757,576
January 13, 2011	9.60%	(2)	-	757,576
January 20, 2011	9.60%	(3)	-	606,060
June 20, 2012	9.60%	(4)	464,145	-
	Total		464,145	2,121,212

(1, 2 and 3) the Company repaid all outstanding principal and accrued interest under these short-term loans during the six months ended June 30, 2011 in the aggregate principal amount of $2,121,212 and interest of $94,155.

6.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate (per annum)	June 30, 2011	December 31, 2010
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,211,664	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	343,544	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	332,941	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	7,518,679	3,404,545
Total			11,406,828	6,850,271
Due to related parties - current portion			343,544	31,832
Due to related parties - non-current portion			$11,063,284	$6,818,439

Both Yuemao Laser and Yuemao Technology are private companies organized and operating under the laws of the PRC and controlled by the Company’s Chairman and Chief Executive Officer, Mr. Wensheng Chen.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On May 5, 2011, Mr. Wensheng Chen and the Company entered into an agreement pursuant to which the Company and Mr. Wensheng Chen agreed that all loans from Mr. Wensheng Chen will bear interest at the rate of 3.5% per annum beginning January 1, 2011. Accrued interest is payable at times determined by the Company based upon its cash flows.

On May 5, 2011, Ms. Ling Chen and the Company entered into an agreement pursuant to which the Company and Ms. Ling Chen agreed that all loans from Ms. Ling Chen will bear interest at the rate of 3.5% per annum beginning January 1, 2011. Accrued interest is payable at times determined by the Company based upon its cash flows.

Interest expense on loans from related parties aggregated approximately $81,000 and $17,000 for the three months ended June 30, 2011 and 2010, respectively. Interest expense on loans from related parties aggregated approximately $143,000 and $101,000 for the six months ended June 30, 2011 and 2010, respectively.

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, which expired on April 30, 2011. The agreement provided provides for monthly rent in the amount of HKD 12,000 ($1,543 translated at the June 30, 2011 exchange rate). Rent expense for the three months ended June 30, 2011 and 2010 was approximately $1,543 and $5,279, respectively. Rent expense for the six months ended June 30, 2011 and 2010 was approximately $6,166 and $10,558, respectively. The parties have agreed not to renew this contract.

7.	MAJOR CUSTOMERS

During the three and six months ended June 30, 2011, the Company sold all of its products to customers located in China.  During three months ended June 30, 2011, two customers accounted for approximately 63.0% and 37.0% of sales, respectively. During the comparable period of 2010, the Company did not sell any products to customers. During six months ended June 30, 2011, three customers accounted for approximately 59.3%, 16.4% and 16.2% of sales. The Company did not have any sales during the comparable period of 2010.

8.	INCOME TAXES

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Applicable income tax rate of Kuong U is 15%. Operating loss carryforwards can be utilized for five years in China and 20 years in the U.S.

As of June 30, 2011, the Company had approximately $2,400,000 and $390,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 and 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2011 and December 31, 2010 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2011 and December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

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

You should read the following discussion and analysis in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

DISCLAIMER REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

OVERVIEW OF OUR BUSINESS

We primarily manufacture, market and sell silicon wafers to manufacturers of solar cells. The Company intends to construct its own solar cell production facility or to acquire an existing solar cell production facility, however, the Company will need to raise substantial additional capital in order to fulfill these plans. In addition, we have the capability to manufacture PV modules with solar cells purchased from third parties, however, we do not expect to begin manufacturing PV modules until we have the ability to manufacture our own solar cells.

Product Line 1 - Silicon Wafers

We produce silicon wafers by extracting purified mono-crystalline silicon from virgin poly-silicon feedstock utilizing mono-crystalline silicon ingot growers. Then we cut the purified mono-crystalline silicon ingots into silicon wafers with multi-wire saws. Silicon wafers are one of the most important components in solar cells.

As of June 30, 2011, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity represents approximately 20MW per annum.

During the three months ended June 30, 2011, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 45%.

Product Line 2 – PV Modules

We have two semi-automatic production lines for the manufacture of PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2010, we produced various types of PV module samples, but we did not produce PV modules in commercial quantities. Currently, in order to produce PV modules, we would need to purchase solar cells from third parties, which is not economical. As a result, during the three and six months ended June 30, 2011, the Company did not produce any PV modules. We do not expect to begin manufacturing PV modules until we have the ability to manufacture our own solar cells.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of June 30, 2010, we have completed the construction of two workshops, each of which comprises 2,016 square meters. Both of these workshops are in operation and we are in the process of constructing an additional three workshops, which we expect to complete by the end of 2011.

As of June 30, 2011, the net book value of our property, plant and equipment was $6,289,057.

Critical Accounting Policies

During the three and six months ended June 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Operation

In 2011, the price of silicon wafers dropped due to a decrease in the price of solar cells.

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2011 and 2010:

Revenues.  Our revenue for the three months ended June 30, 2011 was $768,035 compared to $0 revenue in the comparable period in 2010. During fiscal 2011, all revenues were generated from sales of silicon wafers produced in NUST’s newly constructed manufacturing facilities.

Cost of Sales.  Our cost of sales was $1,477,235 for the three months ended June 30, 2011 compared to $0 in the comparable period in 2010. During the three months ended June 30, 2011, due to a decrease in the market price of silicon wafers, including our products, we included $365,047 as a provision for obsolete inventory into cost of goods sold. During the comparable period in 2010, the Company had no revenues and therefore no cost of sales.

Gross Profit.  Gross profit for the three months ended June 30, 2011 was a loss of $709,200, of which $365,047 was attributable to the provision for obsolete inventory discussed above. In comparison, our gross profit margin was 9.2% for fiscal year ended December 31, 2010. During the three months ended June 30, 2011, the market price of silicon wafers was unexpectedly low due to decrease in the selling price of solar cells, which result in a reduction of gross profit margin. During the three months ended June 30, 2010, no gross profit was generated because the Company did not sell any products to customers during that period.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $11,687 or 6.2% to $201,014 for the three months ended June 30, 2011 from $189,327 for the comparable period in 2010. The increase in general and administrative expenses was mainly due to increased amounts of consulting and professional fees incurred in connection with being a public company.

Selling expenses.  Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended June 30, 2011 were $6,111. During the comparable period in 2010, the Company did not incur any selling expenses. The increase in selling expenses was mainly due to the expansion of our sales force and the launch of our sales campaign to boost brand awareness and market share.

Non-operating income.  Non-operating income includes income generated from sales of scrap, such as worn-out carton box and steel wire. Non-operating income for the three months ended June 30, 2011 was $21,263. No such income was generated during the comparing period of 2010.

Interest expenses.  Interest expenses, increased by $80,724 or 478.6% from $16,868 in the three months ended June 30, 2010 to $97,592 for the comparable period in 2011. The increase in interest expenses was mainly due to the following: (1) on May 5, 2011, the Company entered into amendments to loan agreements with Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology. Pursuant to these amendments, loans borrowed from these related parties bear interest at rate of 3.5% per annum starting from January 1, 2011. See Note 5 of Notes to Consolidated Financial Statements; (2) increased amount of loans borrowed from Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology; and (3) the Company borrowed a total of $3,043,491 pursuant to short-term loans from Fangcheng Hong Yu during 2010 and the three months ended June 30, 2011. See Note 4 of Notes to Consolidated Financial Statements.

Net Loss.  Net loss increased by $785,583 or 378.4% to $993,197 for the three months ended June 30, 2011 from $207,614 for the comparable period in 2010. The increase in net loss is mainly due to the reasons discussed above.

Comparison of Six Months ended June 30, 2011 and 2010:

Revenues.  Our revenue for the six months ended June 30, 2011was $1,723,046 compared to $0 for the comparable period in 2010. During fiscal 2011, all revenues were generated from sales of silicon wafers produced in NUST’s newly constructed manufacturing facilities.

Cost of Sales.  Our cost of sales was $2,393,180 for the six months ended June 30, 2011 compared to $0 for the comparable period in 2010. During three months ended June 30, 2011, due to a decrease in the market price of silicon wafers including our products, we included $365,047 as a provision for obsolete inventory into cost of goods sold.

Gross Profit.  Gross profit for the six months ended June 30, 2011 was a loss of $670,134, of which $365,047 was attributable to the provision for obsolete inventory discussed above. In comparison, our gross profit margin was 9.2% for fiscal year ended December 31, 2010. During the six months ended June 30, 2011, the market price of silicon wafers was unexpectedly low due to decrease in the selling price of solar cells, which resulted in a reduction of gross profit. During the six months ended June 30, 2010, no gross profit was generated because the Company did not sell any products to customers during that period.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $24,478 or 7.0% to $375,293 for the six months ended June 30, 2011 from $350,815 for the comparable period in 2010. The increase in general and administrative expenses was mainly due to increased amounts of consulting and professional fees incurred in connection with being a public company.

Selling expenses.  Selling expenses include exhibition and other selling expenses. Selling expenses for the six months ended June 30, 2011 were $18,224. During the comparable period in 2010, the Company did not incur any selling expenses. The increase in selling expenses was mainly due to the expansion of our sales force and the launch of our sales campaign to boost brand awareness and market share.

Non-operating income.  Non-operating income includes income generated from sales of scrap, such as worn-out carton box and steel wire. Non-operating income for the six months ended June 30, 2011 was $21,263. No such income was generated during the comparing period of 2010.

Interest expenses.  Interest expenses increased by $107,225 or 105.1% from $101,981 in the six months ended June 30, 2010 to $209,206 for the comparable period in 2011. The increase in interest expenses was mainly due to the following:

(1) On May 5, 2011, the Company entered into amendments to loan agreements with Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology. Pursuant to these amendments, loans borrowed from these related parties bear interest at rate of 3.5% per annum starting from January 1, 2011. See Note 5 of Notes to Consolidated Financial Statements; (2) increased amount of loans borrowed from Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology; and (3) the Company borrowed a total of $3,043,491 pursuant to five short-term loans from Fangcheng Hong Yu during 2010 and the three months ended June 30, 2011. Four of these loans were repaid in full during the three months ended June 30, 2001. See Note 4 of Notes to Consolidated Financial Statements.

Net Loss.  Net loss increased by $797,323 or 174.8% to $1,253,579 for the six months ended June 30, 2011 from $456,256 for the comparable period in 2010. The increase in net loss is mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, we had total assets of $10,552,899 and total liabilities of $12,615,353, representing working capital of $1,425,561. Cash and cash equivalents were $392,958 at the beginning of the six months ended June 30, 2011 and decreased to $238,725 at the end of the quarter ended June 30, 2011.

During the six months ended June 30, 2011, cash used in operations was $2,698,182, an increase of 225.7% from $828,391 for the same period of 2010. The increase was mainly due to the following reasons:

(1) an increase in prepaid expenses and other current assets. The balance of prepaid expenses and other current assets increased by $243,048 or 25.4% to $1,198,060 as of June 30, 2011 compared with $955,012 as of December 31, 2010;

(2) an increase in inventories. The balance of inventories increased by $861,199 or 183.6% to $1,330,278 as of June 30, 2011 compared with $469,079 as of December 31, 2010. The increase of inventory is mainly due to increased amount of finished products and work in process. Management believes that the selling price of our products will go up in the rest of 2011; and

(3) a decrease in accounts payable. As of June 30, 2011 accounts payable decreased by 35.3% to $508,301 compared to $786,038 at December 31, 2010.

(4) a decrease in accrued expenses and other current liabilities. As of June 30, 2011, accrued expenses and other liabilities decreased $156,749 or 39.9% to $236,079 as compared to $392,828 at December 31, 2010.

Net cash used in investing activities for the six months ended June 30, 2011 decreased by $688,633 to $217,869 from $906,502 in the comparable period in 2010. The significant decrease in net cash used in investing activities was mainly due to the following: (1) during the six months ended June 30, 2010, the Company was in the process of constructing two workshops and making arrangements to purchase silicon wafer production machinery and PV modules product lines, which used significant amounts of cash. In comparison, during the six months ended June 30, 2011, the construction of two workshops were completed and machinery for manufacturing silicon wafers and PV modules were placed into operation; (2) during the six months ended June 30, 2011, the Company’s reduced cash flow prevented it from investing in new workshops or new equipment.

Net cash provided by financing activities in the six months ended June 30, 2011 was $2,751,574, an 80.5% increase from $1,524,273 for the same period in 2010. This increase was mainly due to an increase in advances received from related parties. During the six months ended June 30, 2011, the Company received $4,434,088 from related parties; comparably, the Company received $1,524,273 from loans from various related parties during the same period of 2010. However, the Company repaid $1,682,514 from a local financial institution during the six months ended June 30, 2011.

As of June 30, 2011, the Company had working capital of $1,425,561 and a stockholders’ deficiency of $2,062,454. The Company had an accumulated deficit of $2,772,853 since inception. In addition, during three months ended June 30, 2011, the gross profit of the Company’s business was a loss of $709,200.The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate (per annum)	June 30, 2011	December 31, 2010
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,211,664	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	343,544	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	332,941	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	7,518,679	3,404,545
Total			11,406,828	6,850,271
Due to related parties - current portion			343,544	31,832
Due to related parties - non-current portion			$11,063,284	$6,818,439

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

At December 31, 2010, the Company owed Mr. Wensheng Chen $3,161,969 for advances made to the Company in 2010. During the six months ended June 30, 2011, Mr. Chen paid various expenses on behalf of the Company. As of June 30, 2011, amounts due Mr. Chen were $3,211,664. On May 5, 2011, Mr. Chen and the Company entered into an amendment to the loan agreement pursuant to which the parties agreed that all amounts borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The parties also agreed that the Company could repay accrued interest when its cash flow circumstance allows. Loans borrowed from Mr. Wensheng Chen are payable on demand. During the six months ended June 30, 2011, the Company accrued interest of $55,307 on loans from Mr. Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

As of December 31, 2010, the Company owned Ms. Chen $106,137 for advances made to the Company in 2010. During the six months ended June 30, 2011, Ms. Ling Chen paid various expenses on behalf of the Company. As of June 30, 2011, amounts due Ms. Chen were $343,544. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to the loan agreement pursuant to which the parties agreed that all amounts borrowed by the Company from Ms. Ling Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The parties also agreed that the Company can repay accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the six months ended June 30, 2011, the Company accrued interest of $4,863 on loans from Ms. Ling Chen.

Trade Transaction

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, which expired on April 30, 2011. The rental agreement provides for monthly rent in the amount of HKD 12,000 ($1,543 translated at the June 30, 2011 exchange rate). Rent expense for the three months ended June 30, 2011 was approximately $1,543.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

As of December 31, 2010, amounts due Yuemao Technology were $3,404,545. During the six months ended June 30, 2011, Yuemao Technology paid various expenses on behalf of the Company. As of June 30, 2011, amounts due to Yuemao Technology were $7,518,679. On May 5, 2011, Yuemao Technology and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Technology will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended June 30, 2011, the Company accrued interest of $77,191 on loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

As of December 31, 2010, amounts due Yuemao Laser were $177,620. During the six months ended June 30, 2011, Yuemao Laser paid various expenses on behalf of the Company. As of June 30, 2011, amounts due Yuemao Laser were $332,941. On May 5, 2011, Yuemao Laser and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the six months ended June 30, 2011, the Company accrued interest of $5,581 on loans from Yuemao Laser.

Future Cash Requirements

During fiscal 2010, the Company completed the construction of two workshops, one dormitory building and one canteen. The Company estimates that it will need approximately $18 million to complete the construction of a solar cell production facility or to acquire an existing production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

(2)	Solar Cell Production Facility. Capital demand for the construction of its solar cell production facility or to acquire an existing solar cell production facility.

As of June 30, 2011, the Company does not have sufficient capital to meet its planned expansion. Due to negative gross profit margins during the six months ended June 30, 2011, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parties, including the Company’s CEO, Mr. Wensheng Chen and companies that he controls, intend to continue to provide financial resources to meet the Company’s daily operating cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

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

Off-Balance Sheet Arrangements

As of June 30, 2011, we have not entered any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

As a smaller reporting company, we are not required to provide this information.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were not effective.

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

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings

None.

Item 1A. Risk Factors

As a smaller reporting company, we are not required to provide this information.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults upon Senior Securities

None.

Item 4.	(Removed and Reserved.)

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit No.	Description

10.1	Fengcheng Hong Yu Industrial Development and Investment Co. Loan Agreement

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended

32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)

32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/ Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
August 12, 2011

By:	/s/ Xin Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)
August 12, 2011