Form 10-Q
period 2011-09-30
Universal Solar Technology, Inc.
filed 2011-11-08
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of November 8, 2011 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2011	December 31, 2010
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$38,487	$392,958
Accounts receivable	66,636	30,455
Inventories	1,488,447	469,079
Prepaid expenses and other current assets	1,053,136	955,012
TOTAL CURRENT ASSETS	2,646,706	1,847,504

Deposits for future deliveries of property and equipment	108,939	75,452
Land use right, net of accumulated amortization of $30,039 and $22,777, respectively	422,501	414,541
Property, plant and equipment, net of accumulated depreciation of $584,872 and $177,584, respectively	6,356,807	6,278,577
Construction in process	887,037	690,182

TOTAL ASSETS	$10,421,990	$9,306,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$356,530	$786,038
Accured expenses and other current liabilities	728,481	392,828
Short-term loan	470,367	2,121,212
Due to related-parties - current portion	348,149	31,832
TOTAL CURRENT LIABILITIES	1,903,527	3,331,910

Due to related-parties - non-current portion	11,191,176	6,818,439

TOTAL LIABILITIES	13,094,703	10,150,349

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(3,404,603)	(1,519,274)
Accumulated other comprehensive income	108,818	52,109
TOTAL STOCKHOLDERS' DEFICIENCY	(2,672,713)	(844,093)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,421,990	$9,306,256

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
SALES	$1,077,807	609,500	2,800,853	609,500
COST OF SALES	1,421,033	598,721	3,814,213	598,721

GROSS LOSS	(343,226)	10,779	(1,013,360)	10,779

OPERATING EXPENSES
General and administrative expenses	150,765	90,259	526,058	441,074
Selling expenses	8,342	57,266	26,566	57,266
TOTAL OPERATING EXPENSES	159,107	147,525	552,624	498,340

LOSS FROM OPERATIONS	(502,333)	(136,746)	(1,565,984)	(487,561)

Non-operating income	4,804	-	26,067	-
Interest expenses, net of interest income	(133,799)	(28,082)	(343,005)	(130,063)
Loss on foreign currency transactions	(422)	(49)	(2,407)	(3,509)

NET LOSS	(631,750)	(164,877)	(1,885,329)	(621,133)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	21,491	22,063	56,709	54,739

COMPREHENSIVE LOSS	$(610,259)	(142,814)	(1,828,620)	(566,394)

Loss per common share - basic and diluted	$(0.03)	$(0.01)	(0.08)	(0.03)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(1,885,329)	$(621,133)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	-	44,899
Increase in long-term interest payable to affiliated parties	-	76,253
Depreciation of property and equipment	393,324	61,409
Amortization of land use right	6,351	8,459
Inventory allowance	784,060	-
Changes in operating assets and liabilities:
Accounts receivable	(34,479)	-
Prepaid expenses and other assets	(63,700)	(1,094,077)
Inventories	(1,768,787)	(552,750)
Accounts payable	(448,525)	721,912
Accrued expenses and other current liabilities	308,909	310,621
NET CASH USED IN OPERATING ACTIVITIES	(2,708,176)	(1,044,407)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	(30,297)	(224,124)
Acquisition of property and equipment	(425,306)	(2,076,393)
NET CASH USED IN INVESTING ACTIVITIES	(455,603)	(2,300,517)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from (repayment of) short-term loans	(1,693,187)	736,416
Proceeds from loans from related parties	4,489,106	1,607,340
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,795,919	2,343,756

Effect of exchange rate changes on cash	13,389	12,246

Decrease in cash	(354,471)	(988,922)

Cash - Beginning of period	392,958	1,115,047

Cash - End of period	$38,487	$126,125

Supplemental disclosures of cash flow information:
Interest paid	$103,527	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2011 and the results of operations for the three and nine months ended September 30, 2011 and 2010 and cash flows for the nine months ended September 30, 2011 and 2010. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months and nine months ended September 30, 2011 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2011. The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2011, the Company had working capital of $743,179 and a stockholders’ deficiency of $2,672,713. Further, the Company has accumulated deficit of $3,404,603 since inception. In addition, during nine months ended September 30, 2011, the Company experienced a gross loss of $1,013,360. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	INVENTORY

As of September 30, 2011 and December 31, 2010, inventories, net, consist of:

	September 30, 2011	December 31, 2010
Raw materials	$437,758	$248,263
Finished goods	1,264,351	226,313
Work-in-process	214,963	5,077
Other	46,929	88,086
Inventories - gross	1,964,001	567,739
Allowance on inventories	(475,554)	(98,660)
Inventories - net	$1,488,447	$469,079

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2011 and December 31, 2010, prepaid expenses and other current assets consist of the following:

	September 30, 2011	December 31, 2010
Input Value Added Tax	$830,156	$657,738
Other prepaid expenses and other current assets	222,980	297,274
	$1,053,136	$955,012

5.	SHORT-TERM LOANS

During the year ended December 31, 2010 and the nine months ended September 30, 2011, the Company entered into five short-term loan agreements with Fangcheng County Hong Yu Industrial Development and Investment Company (“Fangcheng Hong Yu”). Three of these short-term loan agreements were repaid in full during the nine months ended September 30, 2011 and one of these short-term loan agreements was outstanding as of September 30, 2011. The fifth short-term loan agreement was entered into on February 1, 2011 and was repaid on April 21, 2011 and therefore is not included in the following table.

The following table sets forth detailed information regarding the short-term loans with Fangcheng Hong Yu:

	Interest rate		Principal amount
Maturity date	(per annum)	Note	September 30, 2011	December 31, 2010
December 31, 2010	5.31%	(1)	$-	$757,576
January 13, 2011	9.60%	(2)	-	757,576
January 20, 2011	9.60%	(3)	-	606,060
June 20, 2012	9.60%	(4)	470,367	-
	Total		$470,367	$2,121,212

(1), (2) and (3) During the nine months ended September 30, 2011, the Company repaid outstanding principal of $2,121,212 and interest of $94,155 under these short-term loans. As of September 30, 2011, these loans were repaid in full.
(4) On June 21, 2011, the Company and Fangcheng Hong Yu entered into a short-term loan agreement in the principal amount of $470,367. This short-term loan agreement bears interest at the rate of 9.60% per annum and matures on June 20, 2012.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2011	December 31, 2010
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,210,620	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	348,149	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	473,974	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	7,506,582	3,404,545
Total			11,539,325	6,850,271

Due to related parties - current portion			348,149	31,832
Due to related parties - non-current portion			$11,191,176	$6,818,439
Total			$11,539,325	$6,850,271

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

Interest expense on loans from related parties aggregated approximately $103,000 and $28,000 for the three months ended September 30, 2011 and 2010, respectively. Interest expense on loans from related parties aggregated approximately $246,000 and $130,000 for the nine months ended September 30, 2011 and 2010, respectively.

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, which expired on April 30, 2011. The agreement provided provides for monthly rent in the amount of HKD 12,000 ($1,541 translated at the September 30, 2011 exchange rate). Rent expense for the three months ended September 30, 2011 and 2010 was $0 and $5,279, respectively. Rent expense for the nine months ended September 30, 2011 and 2010 was approximately $6,166 and $13,869, respectively. The parties have agreed not to renew this contract.

7.	MAJOR CUSTOMERS

During the three and nine months ended September 30, 2011, the Company sold all of its products to customers located in China. During the three months ended September 30, 2011, three customers accounted for approximately 57.6%, 37.9% and 15.2% of sales, respectively. During the comparable period of 2010, the Company had seven customers. During the nine months ended September 30, 2011, four of our customers accounted for approximately 59.0%, 14.4%, 11.8% and 11.7% of sales, no other customer accounted for over 10% of our net sales. The Company had seven customers during the comparable period of 2010.

8.	INCOME TAXES

The Company’s PRC subsidiaries are governed by the Income Tax Law of the PRC concerning private-run enterprises, although the PRC government allows the Macau Special Administrative Region Government to establish income tax rates for enterprises within the Macau Special Administrative Region. Under the PRC Income Tax Law, private-run enterprises are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Pursuant to regulations established by the Macau Special Administrative Region Government the applicable income tax rate of Kuong U is 15%. Operating loss carryforwards can be utilized for five years in China and 20 years in the U.S.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2011, the Company had approximately $3,000,000 and $400,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 and 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2011 and December 31, 2010 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2011 and December 31, 2010. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

The PRC has adopted currency and capital transfer regulations. These regulations require that the Company comply with complex regulations in order to move capital out of the PRC. Because most of the Company’s future revenues will be in RMB, any inability to obtain the requisite approvals, or any future restrictions on currency exchanges, will limit the Company’s ability to fund its business activities outside China or to pay dividends to its shareholders.

The Company’s assets are predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed, but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation. Any liquidation is subject to the approval and supervision of the relevant government agency as well as foreign exchange controls.

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
(Unaudited)

10.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements were issued and determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 30, 2011.

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

OVERVIEW OF OUR BUSINESS

We primarily manufacture, market and sell silicon wafers to manufacturers of solar cells. The Company intends to construct its own solar cell production facility or to acquire an existing solar cell production facility; however, the Company will need to raise substantial additional capital in order to fulfill these plans. In addition, we have the capability to manufacture PV modules with solar cells purchased from third parties; however, we do not expect to begin manufacturing PV modules until we have the ability to manufacture our own solar cells.

Product Line 1 - Silicon Wafers

We produce silicon wafers by extracting purified mono-crystalline silicon from virgin poly-silicon feedstock utilizing mono-crystalline silicon ingot growers. Then we cut the purified mono-crystalline silicon ingots into silicon wafers with multi-wire saws. Silicon wafers are one of the most important components in solar cells.

As of September 30, 2011, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity represents approximately 20MW per annum.

During the three months ended September 30, 2011, the capacity utilization rate of our silicon wafer production machines fluctuated between 30% and 50%.

Product Line 2 – PV Modules

We have two semi-automatic production lines for the manufacture of PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2010, we produced various types of PV module samples, but we did not produce PV modules in commercial quantities. Currently, in order to produce PV modules, we would need to purchase solar cells from third parties, which is not economical. As a result, during the three and nine months ended September 30, 2011, the Company did not produce PV modules in commercial quantities. We do not expect to begin manufacturing PV modules in commercial quantities until we have the ability to manufacture our own solar cells.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial use. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of September 30, 2010, we have completed the construction of two workshops, each of which comprises 2,016 square meters. Both of these workshops are in operation and we are in the process of constructing an additional three workshops, which we expect to complete by the end of 2011.

As of September 30, 2011, the net book value of our property, plant and equipment was $6,356,807.

Critical Accounting Policies

During the three and nine months ended September 30, 2011, there were no changes made to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2010.

Operations

In 2011, the price of silicon wafers dropped due to a decrease in the price of solar cells.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2011 and 2010:

Revenues.  Our revenue for the three months ended September 30, 2011 increased to $1,077,807 compared to $609,500 in the comparable period in 2010, an increase of $468,307 or 76.8%. During 2011 and 2010, all of our revenues were generated from sales of silicon wafers.

Cost of Sales.  Our cost of sales increased to $1,421,033 for the three months ended September 30, 2011 compared to $598,721 in the comparable period in 2010 mainly attributable to the increase in sales. During the three months ended September 30, 2011, due to a decrease in the average market price of silicon wafers, including our products, we included $475,554 as a provision for obsolete inventory in cost of goods sold.

Gross Loss.  Gross profit for the three months ended September 30, 2011 decreased to a gross loss of $343,226, of which $475,554 was attributable to the provision for obsolete inventory discussed above. In comparison, our gross profit in the comparable period of 2010 was $10,779 representing a gross profit margin of 1.8%. During the three months ended September 30, 2011, the market price of silicon wafers was unexpectedly low due to a decrease in the selling price of solar cells.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $60,506 or 67.0% to $150,765 for the three months ended September 30, 2011 from $90,259 for the comparable period in 2010. The increase in general and administrative expenses was mainly due to increased amounts of salaries incurred by NUST which has been accounted for as general and administrative expenses.

Selling Expenses.  Selling expenses include expenses related to marketing and trade shows and other selling expenses. Selling expenses for the three months ended September 30, 2011 were $8,342. During the comparable period in 2010, the Company incurred $57,266 of selling expenses. The decrease in selling expenses was mainly due to reduced spending as a result of the Company’s cash flow constraints.

Non-Operating Income.  Non-operating income includes income generated from sales of scrap, such as worn-out carton boxes and steel wire. Non-operating income for the three months ended September 30, 2011 was $4,804. No non-operating income was generated during the comparable period of 2010.

Interest Expense.  Interest expense, increased by $105,717 or 376.5% from $28,082 in the three months ended September 30, 2010 to $133,799 for the comparable period in 2011. The increase in interest expenses was mainly due to the following: (1) on May 5, 2011, the Company entered into amendments to loan agreements with Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology. Pursuant to these amendments, loans borrowed from these related parties bear interest at rate of 3.5% per annum starting from January 1, 2011. See Note 5 of Notes to Consolidated Financial Statements; (2) increased amount of loans borrowed from Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology; and (3) on June 21, 2011, the Company borrowed a total of $464,145 pursuant to a short-term loan from Fangcheng Hong Yu. See Note 4 of Notes to Consolidated Financial Statements.

Net Loss.  Net loss increased by $466,873 or 283.2% to $631,750 for the three months ended September 30, 2011 from $164,877 for the comparable period in 2010. The increase in net loss is mainly due to the reasons discussed above.

Comparison of Nine Months ended September 30, 2011 and 2010:

Revenues.  Our revenue for the nine months ended September 30, 2011 increased to $2,800,853 compared to $609,500 for the comparable period in 2010 an increase of $2,191,353 or 359.5%. During 2011 and 2010, all revenues were generated from sales of silicon wafers.

Cost of Sales.  Our cost of sales increased to $3,814,213 for the nine months ended September 30, 2011 compared to $598,721 for the comparable period in 2010 all of which are attributable to the increase in sales. During the nine months ended September 30, 2011, due to a decrease in the market price of silicon wafers including our products, we included $784,060 as a provision for obsolete inventory into cost of goods sold.

Gross Loss.  Gross profit for the nine months ended September 30, 2011 decreased to a gross loss of $1,013,360, of which $784,060 was attributable to the provision for obsolete inventory discussed above. In comparison, our gross profit in the comparable period of 2010 was $10, 779, representing a gross profit margin of 1.8%. During the nine months ended September 30, 2011, the market price of silicon wafers was unexpectedly low due to decrease in the selling price of solar cells, which resulted in a reduction of gross profit.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses increased by $84,984 or 19.3% to $526,058 for the nine months ended September 30, 2011 from $441,074 for the comparable period in 2010. The increase in general and administrative expenses was mainly due to increased amounts of salaries incurred by NUST which has been accounted for as general and administrative expenses.

Selling Expenses.  Selling expenses include expenses related to marketing and trade shows and other selling expenses. Selling expenses for the nine months ended September 30, 2011 were $26,566. During the comparable period in 2010, the Company incurred $57,266 of selling expenses. The decrease in selling expenses was mainly due to reduced spending as a result of the Company’s cash flow constraints.

Non-Operating Income.  Non-operating income includes income generated from sales of scrap, such as worn-out carton boxes and steel wire. Non-operating income for the nine months ended September 30, 2011 was $26,067. No non-operating income was generated during the comparable period of 2010.

Interest Expense.  Interest expense increased by $212,942 or 163.7% from $130,063 in the nine months ended September 30, 2010 to $343,005 for the comparable period in 2011. The increase in interest expenses was mainly due to the following:

(1) On May 5, 2011, the Company entered into amendments to loan agreements with Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology. Pursuant to these amendments, loans borrowed from these related parties bear interest at rate of 3.5% per annum starting from January 1, 2011. See Note 5 of Notes to Consolidated Financial Statements; (2) increased amount of loans borrowed from Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology; and (3) the Company borrowed a total of $3,043,491 pursuant to five short-term loans from Fangcheng Hong Yu during 2010 and the nine months ended September 30, 2011. Four of these loans were repaid in full during the nine months ended September 30, 2011. See Note 4 of Notes to Consolidated Financial Statements.

Net Loss.  Net loss increased by $1,264,196 or 203.5% to $1,885,329 for the nine months ended September 30, 2011 from $621,133 for the comparable period in 2010. The increase in net loss is mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2011, we had total assets of $10,421,990 and total liabilities of $13,094,703, representing working capital of $743,179. Cash and cash equivalents at the beginning of the nine months ended September 30, 2011 were $392,958 and decreased to $38,487 at the end of the quarter ended September 30, 2011.

During the nine months ended September 30, 2011, cash used in operations was $2,708,177, an increase of 159.3% from $1,044,407 for the same period of 2010. The increase was mainly due to the following reasons:

(1) an increase in prepaid expenses and other current assets. The balance of prepaid expenses and other current assets increased by $98,124 or 10.3% to $1,053,136 as of September 30, 2011 compared with $955,012 as of December 31, 2010; As of September 30, 2011 and December 31, 2010, input Value Added Tax of $830,156 and $657,738 were accounted for as prepaid expenses and other current assets. The Company expects to utilize such input Value Added Tax to reduce its Value Added Tax payable in future periods.

(2) an increase in inventories. The balance of inventories increased by $1,019,368 or 217.3% to $1,488,447 as of September 30, 2011 compared with $469,079 as of December 31, 2010. The increase of inventory is mainly due to increased amount of finished products and work-in-process. During the nine months ended Sptember 30, 2011, the Company reduced sale to limit amount of losses, when selling price of finished products decreased remarkably. The Company is adjusting its product mix to decrease the production of lower profit margin products. In addition, we believe the selling price is likely to increase in the fourth quarter of 2011.

(3) a decrease in accounts payable. As of September 30, 2011, accounts payable decreased by 54.6% to $356,530 compared to $786,038 as of December 31, 2010; and

(4) an increase in accrued expenses and other current liabilities. As of September 30, 2011, accrued expenses and other liabilities increased $335,653 or 85.4% to $728,481 as compared to $392,828 as of December 31, 2010. The increase of accrued expenses and other current liabilities was mainly due to increased amount of interests on loans from both related and third parties.

Net cash used in investing activities for the nine months ended September 30, 2011 decreased by $1,844,914 or 80.2% to $455,603 from $2,300,517 in the comparable period in 2010. The significant decrease in net cash used in investing activities was mainly due to the following: (1) during the nine months ended September 30, 2010, the Company was in the process of constructing two workshops and making arrangements to purchase silicon wafer production machinery and PV modules product lines, which used significant amounts of cash. In comparison, during the nine months ended September 30, 2011, the construction of two workshops were completed and machinery for manufacturing silicon wafers and PV modules were placed into operation; (2) during the nine months ended September 30, 2011, the Company’s reduced cash flow prevented it from investing in new workshops or new equipment.

Net cash provided by financing activities in the nine months ended September 30, 2011 was $2,795,919, a 19.3% increase from $2,343,756 for the same period in 2010. This increase was mainly due to an increase in advances received from related parties. During the nine months ended September 30, 2011, the Company received $4,489,106 from related parties; comparably, the Company received $1,607,340 from loans from various related parties during the same period of 2010. However, the Company repaid $1,693,187 to a local financial institution during the nine months ended September 30, 2011; while the Company received $736,416 as short-term loan proceeds from a local financial institution during the comparable period of 2010.

As of September 30, 2011, the Company had working capital of $743,179 and a stockholders’ deficiency of $2,672,713. The Company had an accumulated deficit of $3,404,603 since inception. In addition, during nine months ended September 30, 2011, the gross profit of the Company’s business was a loss of $1,013,360. The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents information regarding outstanding related party loans:

Related parties	Maturity date	Interest rate (per annum)	September 30, 2011	December 31, 2010
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,210,620	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	348,149	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	473,974	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	7,506,582	3,404,545
Total			$11,539,325	$6,850,271

Due to related parties - current portion			348,149	31,832
Due to related parties - non-current portion			11,191,176	6,818,439
			$11,539,325	$6,850,271

Both Yuemao Laser and Yuemao Technology are PRC companies controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

As of December 31, 2010, the Company owed Mr. Wensheng Chen $3,161,969 for advances made to the Company in 2010. During the nine months ended September 30, 2011, Mr. Chen paid various expenses on behalf of the Company. As of September 30, 2011, amounts due Mr. Chen were $3,210,620. On May 5, 2011, Mr. Chen and the Company entered into an amendment to the loan agreement pursuant to which the parties agreed that all amounts borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The parties also agreed that the Company could repay accrued interest when its cash flow circumstance allows. Loans borrowed from Mr. Chen are due on December 1, 2013. During the nine months ended September 30, 2011, the Company accrued interest of $83,597 on loans from Mr. Wensheng Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

As of December 31, 2010, the Company owned Ms. Chen $106,137 for advances made to the Company in 2010. During the nine months ended September 30, 2011, Ms. Ling Chen paid various expenses on behalf of the Company. As of September 30, 2011, amounts due Ms. Chen were $348,149. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to the loan agreement pursuant to which the parties agreed that all amounts borrowed by the Company from Ms. Ling Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The parties also agreed that the Company can repay accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the nine months ended September 30, 2011, the Company accrued interest of $7,916 on loans from Ms. Ling Chen.

Trade Transaction

Kuong U rents its executive office space from Ms. Ling Chen under a four-year contract, which expired on April 30, 2011. The rental agreement provides for monthly rent in the amount of HKD 12,000 ($1,543 translated at the September 30, 2011 exchange rate). Rent expense for the three months ended September 30, 2011 was approximately $0. The parties have decided not to renew this agreement.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

As of December 31, 2010, amounts due Yuemao Technology were $3,404,545. During the nine months ended September 30, 2011, Yuemao Technology paid various expenses on behalf of the Company. As of September 30, 2011, amounts due to Yuemao Technology were $7,506,582. On May 5, 2011, Yuemao Technology and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Technology will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the nine months ended September 30, 2011, the Company accrued interest of $145,340 on loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

As of December 31, 2010, amounts due Yuemao Laser were $177,620. During the nine months ended September 30, 2011, Yuemao Laser paid various expenses on behalf of the Company. As of September 30, 2011, amounts due Yuemao Laser were $473,974. On May 5, 2011, Yuemao Laser and the Company entered into an amendment to loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the nine months ended September 30, 2011, the Company accrued interest of $9,134 on loans from Yuemao Laser.

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

As of September 30, 2011, the Company does not have sufficient capital to meet its planned expansion. Due to negative gross profit margins during the nine months ended September 30, 2011, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parties, including the Company’s CEO, Mr. Wensheng Chen and companies that he controls, intend to continue to provide financial resources to meet the Company’s daily operating cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

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

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financial activities. Additional financing is desirable within the next twelve months in order to meet our current and projected cash flow deficits from business operations and future development.

Off-Balance Sheet Arrangements

As of September 30, 2011, we have not entered any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

The specific material weaknesses identified by the Company’s management as of September 30, 2011 are described as follows:

•	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
•	We currently do not have an audit committee.

Remediation Initiative

•
We are committed to establishing the appropriate disclosure controls and procedures but due to limited resources, we were not able to hire sufficient internal audit resources. However, we have established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.

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
November 8, 2011

By:	/s/ Xin Ma
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 8, 2011