Form 10-K
period 2011-12-31
Universal Solar Technology, Inc.
filed 2012-04-04
CIK 1434389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2011, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on March 30, 2012: 22,599,974 shares.

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

OVERVIEW OF OUR BUSINESS

We primarily manufacture, market, and sell silicon wafers to manufacturers of solar cells. In addition, we manufacture PV modules with solar cells purchased from third parties.

Product Line 1 - Silicon Wafers

We produce silicon wafers by extracting purified mono-crystalline silicon from virgin poly-silicon feedstock utilizing mono-crystalline silicon ingot growers. Then, we cut the purified mono-crystalline silicon ingots into silicon wafers with multi-wire saws. Silicon wafers are one of the most important components in solar cells.

As of December 31, 2011, we have eleven mono-crystalline silicon ingot growers. The maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During 2011, due to a significant decrease in the selling price of our products, we were forced to reduce the capacity utilization rate of our silicon wafer production machines from 35% to approximately 25%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2011, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities.  Currently, we purchase solar cells from third parties that we use to manufacture PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage.  The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008.  As of December 31, 2011, we have completed the construction of five workshops. Two out of the five workshops are in operation with each comprises of 2,016 square meters.

As of December 31, 2011, the net book value of our property, plant and equipment was $7,486,413.

Operation

In fiscal 2011, we shipped our silicon wafers to customers primarily located in China. We plan to expand sales of our products to the EU, North America and Africa in the future.

We plan to expand the production capacity of our existing product lines through purchasing additional equipment and recruiting more employees. We also plan to produce solar cells by ourselves and provide advanced applications of solar energy to complete the value chain of this industry.

Key Financial Indicators

During fiscal 2011 and 2010, we had net sales of $3,282,270 and $2,396,839, respectively, representing an increase of $885,431 or 36.9% for the fiscal year of 2011, compared to the prior comparable period. During fiscal 2011, our business generated a gross loss of $1,497,746; comparably, we realized a gross profit of $221,372 during fiscal year 2010. Losses from operations for fiscal 2011 and 2010 were $2,269,478 and $475,552, respectively. The net losses for fiscal 2011 and 2010 were $2,704,397 and $593,808, respectively.

As of December 31, 2011, we had cash of $44,474, and a net book value for property, plant, equipment and land-use rights of $7,912,350. At December 31, 2011, we had total liabilities of $13,841,389 and an accumulated deficit of $4,223,671.

During fiscal 2011, the net cash used in our operating activities was $2,770,891. We also invested $854,189 in acquiring property, plant and equipment. We raised $4,975,408 through related parties’ loans and repaid short-term loans of $1,701,991 to local financial institutions.

STRATEGY

Our growth strategy covers various aspects of our business.

Operating Strategies

Our operating strategy is to increase our current products’ profitability by doing the following:

(1)	Reduce production cost per unit by increasing existing production capacity and implementing tighter control over production costs;

(2)	Increase selling price of our products by actively expanding our products to potential markets; and

(3)	Lower raw materials purchasing price by increasing the amount of purchase. It is estimated that unit price of raw materials will decrease by 10% if we buy in bulk.

Expanding our production capacity will require additional equipment which will require significant cash. Also, we will need significant working capital to purchase raw materials and defray production overhead. In addition, increasing our market share will require significant marketing efforts which will also require significant capital. Our current financial condition makes raising the necessary capital extremely difficult and there is no guarantee that we will be able to do so in the near future or at all.

In fiscal 2011, the silicon wafers production industry in China underwent a major re-organization. As a result of this reorganization there are fewer although potentially stronger competitors.

Developing strategies

Our developing strategy aims to complete the value chain of solar energy industry by acquiring the ability to produce solar cells.  There are two alternatives to achieve this goal.

(1).	Construct a solar cell production facility. We have reserved a block of land within our existing manufacturing facility in Henan province of the PRC, which can be utilized for three to four new workshops to produce solar cells. The advantages of constructing our own solar cell production facility include:

a)	Complete product family – The completion of a solar cell manufacturing facility will enable us to produce a full range of products for the solar energy industry, including silicon ingots, silicon wafers, solar cells, and PV modules.

b)	Higher profitability - We will gain access to substantially all added-value of the industry chain. Moreover, our overall profitability will be increased due to lower transportation costs of semi-finished products within the production processes, and better quality control of products.

Building our own solar cell manufacturing facility will require a significant investment in equipment and workshops. We estimate that we will need approximately $18 million to construct and equip a solar cell production facility. Other barriers also exist, including the lack of advanced technology, for instance, techniques to produce high quality solar cells in commercial quantities; and the shortage of qualified personnel.

(2).	Alternatively, we will look for opportunities to form strategic relationships with existing solar cell manufacturers. Developing strategic relationships in the form of long-term supply agreements with solar cell manufacturers is a quick and flexible way to indirectly gain access to solar cell production capacity.

OUR MARKET

As worldwide demand for electricity continues to increase, the electric power industry now faces several challenges:

•	Fossil fuel supply constraints: Limited supply and escalating consumption of coal, oil, and natural gas continue to drive up wholesale electricity prices, resulting in higher electricity costs for consumers.

•	Infrastructure constraints: In many parts of the world, electricity demand exceeds the capacity of existing electricity generation, transmission and distribution infrastructure.

•	Desire for energy security: As political and economic instability in key oil and natural gas producing regions increases, governments are increasingly focusing on developing reliable and secure energy sources.

•	Environmental concerns: Long-term use of fossil fuels is associated with a range of environmental issues including global warming, air and water pollution, the increased prevalence of which is driving an increased environmental awareness.

Electricity Production

The past two decades have witnessed China’s significant increase of electricity production. According to United Nations Statistical Commission, China’s gross electricity production increased from 621,200 million Kilowatt-hours in 1990 to 3,281,553 million Kilowatt-hours in 2007, with compound annual growth rate of 10.3%. Comparably, during the same period, United State’s gross electricity production increased from 3,179,247 million Kilowatt-hours to 4,348,856 million Kilowatt-hours, representing compound annual growth rate of 1.9%. Obviously, China is becoming one of the world’s largest producers of electricity. The following chart underlines gross electricity production of several major countries during the period of 1990 to 2007.

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

Currently, we are capable of producing silicon ingots with virgin poly-silicon feedstock; cutting silicon ingots into wafers; and manufacturing PV modules with solar cells purchased from outside vendors. We plan to manufacture solar cells and other advanced applications to complete the value chain of this industry.

OUR PRODUCTS

Currently, we have two primary product lines: (1) silicon wafers and (2) PV modules.

Silicon Wafers

Currently, we are producing various types of silicon wafers. Silicon wafers are made of mono-crystalline silicon with purity over 99.9999%. Resistivity varies from one to three ohms.

The shape of silicon wafer is a square with rounded corners. Side length of square is 125mm with diameter of rounded corners of 150mm or 165mm.

PV Modules

Our PV modules are designed for large scale, grid-connected solar power plants. Currently, we purchase solar cells from outside vendors to produce PV modules.

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

Short circuit current (Isc): 5.1A

Optimum operating current(Imp): 4.68A

Peak power(Pm): 180W

Specifications Monocrystalline silicon Dimension(mm): 1715×802×45 Tolerance: ±5% Weight: 16.9kg Maximum system voltage: 1000V DC

OUR PROPERTIES

Land:

On December 1, 2008, NUST acquired approximately 71,345.70 square meters in Fangcheng County, Nanyang City, Henan province of the PRC for a cost of RMB 2,886,300 (approximately $422,843). On July 27, 2010, “Certificate of Right of Use of Land” for this land was issued to NUST.

Factory:

As of December 31, 2011, we have completed five workshops, two of which are in operation. We have also built office building, dormitory and canteen in NUST’s manufacturing facility in Nanyang City, Henan province of the PRC.

RAW MATERIALS

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

TARGET MARKETS AND PRINCIPAL CUSTOMERS

Our management team has engineering, product development, and international sales backgrounds in advanced laser technologies, solar cell manufacturing, and solar manufacturing machinery design and sales.  We intend to leverage our strong industry contacts and relationships to develop a strong global customer pipeline.

At current stage, we mainly provide our products to meet demand of the Chinese market. We also plan to sell our solar cell and solar PV module products to customers in the EU, North America, Asia and Africa when time is right.

During fiscal 2011, two customers accounted for approximately 53.1% and 10.5% of our sales, comparably, in fiscal 2010, three customers accounted for approximately 56%, 13% and 11% of sales, no other customer accounted for over 10% of sales.

SALES AND MARKETING

We intend to develop several sales channels - direct sales, industry specific / country specific manufacturer’s sales representatives, and international strategic partnerships. The Company’s sales strategy is designed to capitalize its existing strong management relationships, rapidly growing market segments and emerging trends. Currently, the Company is focusing most of its sales efforts on Chinese market and we plan to explore markets in other countries in the future.

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

The executive team also handles direct sales activities, while managing operations, product line enhancements, customer care, as well as vendor and agent relationships. A dedicated direct sales force and senior sales executives will be hired to sell to targeted trade channels in China, the US and Europe. This expanded direct sales team is expected to be the major force behind our growth. Emphasis will be given to growing and qualifying large accounts, and/or high margin products across markets in the European Union member countries.

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

Advertising

We intend to initiate a conservative, yet effective advertising campaign in major trade publications which will identify us as a quality purveyor of new, innovative, and attractively designed solar modules and technologies.

COMPETITION

The solar energy and renewable energy industries are both highly competitive and continually evolving as participants strive to distinguish themselves within their markets and compete within the larger electric power industry. Within the renewable energy industry, Universal Solar believes that the main sources of competition are crystalline silicon solar module manufacturers, other thin film solar module manufacturers and companies that develop solar thermal and concentrated photovoltaic technologies. Among photovoltaic module and cell manufacturers, the principal methods of competition are price per watt, production capacity, conversion efficiency and reliability. We believe that we can compete favorably with respect to these factors; however, we also believe that our growing focus on providing aesthetically pleasing modular solutions and an array of value added services and products helps further differentiate us from similar peers.

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

With respect to our Chinese competitors, we view our strong marketing abilities and flexibility in rapidly bringing new products to market as our key advantages. It should be noted that many competitors are larger and have more financial resources, larger production capacities and greater brand name recognition which may, as a result, put them in a better position to adapt to changes in the industry or the economy as a whole. Additionally, because global supply of pure silicon is becoming scarce due to high demand in solar-powered appliances and technologies, we are evaluating opportunities to acquire and/or enter into a joint-venture with a silicon mine which will help control cost pressures of related rising silicon prices.

PRINCIPAL OFFICE

Our principal office is located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060.

EMPLOYEES AND ORGANIZATION

As of December 31, 2011, we had 108 full-time employees.  Senior management includes 5 senior officers.  We have 14 employees in our administration and accounting departments and 80 employees dedicated to production at NUST.  None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

RESEARCH AND DEVELOPMENT

Due to financial restraints, we were unable to devote any resources to research and development in 2011 and 2010 as planned.

Subject to receipt of additional financing, we plan to devote continuously a substantial amount of resources to research and development by focusing our efforts on the following areas.

Improving conversion efficiency of solar modules: One of the most promising ways of increasing the conversion efficiency of solar modules is to maximize the number of photons that reach the absorption layer of the semiconductor material so that they can be converted into electrons, maximizing the number of electrons that reach the surface of the cadmium telluride and minimizing the electrical losses between the semiconductor layer and the back metal conductor. We believe that our ability to achieve higher module efficiencies is primarily a function of rapidly transferring new technology developments into high-throughput module production and continuously making incremental improvements to the solar module and the manufacturing process internally or in conjunction with outsourced manufactures.

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

The law also sets out the national policy to encourage the installation and use of solar energy water-heating systems, solar energy heating and cooling systems, solar photovoltaic systems and other solar energy utilization systems. It also provides the general principles regarding financial incentives for the development of renewable energy projects. The projects, as listed in the renewable energy industry development guidance catalogue, may obtain preferential loans from financial institutions and can enjoy tax preferences. The State Council is authorized to stipulate the specific tax preferential treatments. However, so far, no rules have been issued by the State Council pertaining to this matter. In January 2006, China’s National Development and Reform Commission promulgated two implementation directives of the Renewable Energy Law. These directives set out specific measures in setting prices for electricity generated by solar and other renewal power generation systems and in sharing additional expenses occurred. The directives further allocate the administrative and supervisory authorities among different government agencies at national and provincial levels and stipulate responsibilities of electricity grid companies and power generation companies with respect to the implementation of the Renewable Energy Law.

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

Our proposed research and development activities and manufacturing facility are expected to use, generate and discharge toxic, volatile or otherwise hazardous chemicals and wastes. If we failed to comply with present or future environmental laws and regulations, we could be subject to fines, suspension of production or a cessation of operations. In addition, under some foreign, federal, state and local statutes and regulations, a governmental agency may seek recovery and response costs from operators of property where releases of hazardous substances have occurred or are ongoing, even if the operator was not responsible for the release or otherwise was not at fault.

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

ITEM 1A.  RISK FACTORS

An investment in our common stock is speculative and involves an extremely high degree of risk and uncertainty. You should carefully consider the risks described below, together with the other information contained in this annual report, including the consolidated financial statements and notes thereto of our Company, before deciding to invest in our common stock. The risks described below are not the only ones facing our Company. Additional risks not presently known to us or that we presently consider immaterial may also adversely affect our Company. If any of the following risks occur, our business, financial condition, results of operations, and the value of our common stock could be materially and adversely affected.

RISKS RELATED TO OUR COMPANY

We are an early stage company and have limited operating history from which to evaluate our potential for future success.

Our company was formed in July 2007, and has only a short period of formation, planning, analysis and testing. In addition, we have very limited operating history under our proposed business model from which you can evaluate our business and prospects.

There can be no assurance that we will derive significant revenues from products sales.

We are an early stage company. You must consider the risks and uncertainties frequently encountered by early stage companies in new and rapidly evolving markets, including competing technologies, lack of customer acceptance of a new or an improved service or product and obsolescence of the technology before it can be fully commercialized. If we failed to address these risks and uncertainties, our business, results of operations, and financial condition will be materially and adversely affected.

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

Without additional funding, the company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business and ability to continue to operate as a going concern.  If additional funds are raised through the issuance of equity or convertible debt securities, our then existing shareholders may experience substantial dilution, and such securities may have rights, preferences, and privileges senior to those of our common stock.

If we need additional capital to fund our growing operations, we may not be able to obtain sufficient capital and may be forced to limit the scope of our operations.

As we implement our growth strategies, we may experience increased capital needs and we may not have enough capital to fund future operations without additional capital investments. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by competitors; (3) the level of our investment in research and development; and (4) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

•	reduce our investments in research and development;

•	limit our marketing efforts; and

•	decrease or eliminate capital expenditures.

Such reductions could have a material adverse effect on our business and our ability to compete.

Even if we do find a source of additional capital, we may not be able to negotiate acceptable terms and conditions for receiving such capital. Any future capital investments could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences and privileges senior to our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us.

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

For these reasons, our shares of common stock can also be expected to be subject to volatility resulting from purely market forces beyond our control. Such volatility may make it more difficult to find investors who are willing to invest in our common stock, or to negotiate equity financing or terms that are acceptable to us.

We have incurred losses in certain prior periods and may incur losses in the future.

We incurred a gross loss of $1,497,746, representing a gross loss margin of 45.6% during fiscal 2011; comparably our principal business generated gross profit of $221,372 during 2010, representing a gross margin of 9.2%. We have also incurred net losses of $2,704,397 and $593,808 for the years ended December 31, 2011 and 2010, respectively. We may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis.

There are significant risks in executing our business strategy and our business plans could change.

To execute our business plan, we will need to recruit additional employees, complete our manufacturing facility, establish a distribution channel and secure purchase orders from customers.  Our ability to manage each of these factors is subject to substantial risks, including our ability to finance the costs.  For example, the cost to equip our manufacturing facility and expand solar cells product lines is estimated to be approximately $18 million.  If we are unable to successfully execute on our business plan, our business, results of operations, and financial condition will be materially and negatively impacted.

To maximize our potential for future growth and achieve our expected revenues, we need to manage growth in our current operations.

In order to maximize potential growth, we believe that we must establish our manufacturing and marketing operations. This will place a significant strain on our management and our operational, accounting, and information systems. We expect that as we grow we will need to improve our financial controls, operating procedures, and management information systems to handle increased operations. We will also need to effectively train, motivate, and manage our employees. Our failure to manage our growth could disrupt our operations and ultimately prevent us from generating the revenues we expect.

We cannot assure you that our organic growth strategy will be successful.

One of our growth strategies is to grow organically by increasing the distribution and sales of our products in new markets outside of China. However, entering new markets faces many obstacles, including the costs to entering into new markets, developing and implementing effective marketing efforts abroad, and maintaining attractive foreign exchange ratios. We cannot assure you that we will be able to successfully overcome such obstacles and establish our products in any additional markets. Our inability to successfully implement our organic growth strategy may have a negative impact on our growth strategy, our future financial condition, results of operations, and cash flows.

We cannot assure you that our acquisition growth strategy will be successful.

In addition to our organic growth strategy, we also expect to grow through strategic acquisitions. We intend to pursue opportunities to acquire businesses that are complementary or related to our existing product lines or may execute a potential joint venture or acquisition with a silicon mine or other strategic partner.  We may not be able to locate suitable acquisition or joint venture candidates at prices that we successfully consider appropriate.  If we do identify an appropriate candidate, we may not be able to successfully negotiate the terms of an acquisition, finance the acquisition on terms that are satisfactory to us or if the acquisition occurs successfully, integrate the acquired business into our existing business.  Acquisitions of businesses or other material operations may require debt financing or additional equity financing, resulting in leverage or dilution of ownership. Integration of acquired business operations could disrupt our business by diverting management away from day-to-day operations.  The difficulties of integration may be increased by the necessity of coordinating geographically dispersed organizations, integrating personnel with disparate business backgrounds and combining different corporate cultures.  We also may not be able to maintain key employees or customers of an acquired business or realize cost efficiencies or synergies or other benefits we anticipated when selecting our acquisition candidates.  In addition, we may need to record write-downs from future impairments of intangible assets, which could reduce our future reported earnings. At times, acquisition candidates may have liabilities or adverse operating issues that we fail to discover through due diligence prior to the acquisition which will be required to comply with laws of the People’s Republic of China (“PRC”), to the extent applicable.  There can be no assurance that any proposed acquisition will be able to comply with PRC requirements, rules and/or regulations, or that we will successfully obtain governmental approvals to the extent required, which may be necessary to consummate such acquisitions.

If we are not able to implement our strategies to achieve our business objectives, our business operations and financial performance may be adversely affected.

Our business plan and growth strategy are based on currently prevailing circumstances and the assumption that certain circumstances will or will not occur, as well as the inherent risks and uncertainties involved in various stages of development.  However, there is no assurance that we will be successful in implementing our strategies or that our strategies, even if implemented, will lead to the successful achievement of our objectives.  If we are not able to successfully implement our strategies, our business operations and financial performance may be adversely affected.

We depend on our key management personnel and the loss of their services could adversely affect our business.

Our business management and operations significantly relied on key personnel’s services.  If key personnel terminated their services with the Company, we may have risk of inability to identify qualified suitable personnel to replace them in a timely manner, and therefore, our business could be adversely affected should that occur.

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

We are in the process of constructing manufacturing facilities in Nanyang City, Henan Province in China. We currently have two product lines: silicon wafers and PV modules. As of December 31, 2011, five workshops, one office building, one dormitory and one canteen had been completed.

On December 1, 2008, NUST acquired land-use rights for a piece of land in the size of 71,346 square meters for fifty years.  The land-use rights cost of RMB 2,886,300 ($422,843 converted at the currency exchange rate of US$1 = RMB 6.825 as of December 31, 2009) is being amortized using the straight line method over the fifty years. On July 27, 2010, the “Certificate of Right of Use of Land” has been issued to NUST, which will expire on July 23, 2060.

We maintain an Internet website at www.ustnevada.com in both Chinese and English. Information on our website is not part of this report.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

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

2010	High	Low
Q1	$0.58	$0.58
Q2	$0.57	$0.15
Q3	$0.5	$0.45
Q4	$0.45	$0.44

2011	High	Low
Q1	$0.44	$0.05
Q2	$0.4	$0.4
Q3	$0.4	$0.4
Q4	$0.4	$0.01

SHAREHOLDERS OF RECORD

As of March 30, 2012, there were 31 holders of record of our common stock, not including holders who hold their shares in street name.

DIVIDENDS

We have never paid cash dividend on our common stock. We intend to keep future earnings, if any, to finance the expansion of our business, and we do not anticipate that any cash dividend will be paid in the foreseeable future.  Our future payment of dividend will depend on our earnings, capital requirements, expansion plans, financial condition, and other relevant factors.

ITEM 6. SELECTED FINANCIAL DATE

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

As of December 31, 2011, we had eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Thus, our current production capacity is approximately 132 tons of mono-crystalline silicon ingots per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8W per silicon wafer, our current production capacity is approximately 20MW per annum.

During fiscal 2011, due to a significant decrease in the selling price of our products, we were forced to reduce the capacity utilization rate of our silicon wafer production machines from 35% to approximately 25%.

Product Line 2 - PV Modules

Currently, we purchase solar cells from outside vendors to manufacture PV modules. We have two semi-automatic PV module production lines. Our existing production capacity is approximately 20MW of PV modules per annum. During fiscal 2011, we did not produce commercial quantities of PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan province, PRC for industrial use.  The land use rights expire on July 23, 2060.  In 2008, we began construction of our manufacturing facilities on this site. As of December 31, 2011, we completed the construction of five workshops, two out of five are in operation.

As of December 31, 2011 and 2010, net book value of our property, plant and equipment was $7,486,413 and $6,278,577, respectively.

Operations

In fiscal 2011, we manufactured silicon wafers and shipped our products to customers primarily located in China.

Due to a significant decrease in demand of solar energy products in China, we were forced to reduce the selling price of our products by approximately 60%. In 2010, for example, the average selling price of a single silicon wafer was approximately RMB 20. In fiscal 2011, the average selling price was approximately RMB 8, a decrease of about RMB 12. This significant price decrease materially impaired our profitability. During fiscal 2011, we incurred a gross loss of $1,497,746, representing a gross loss margin of $45.6%.

In response to the significant price decline, we decreased sales of our products. As a result, our finished products inventory increased by 197.6% from $226,313 at December 31, 2010 to $673,533 as of December 31, 2011.

During fiscal 2011, net cash used in operating activities was $2,770,891, of which $548,192 was used to increase inventory and $499,933 was used to pay accounts payables to our suppliers. In contrast, net cash used in operating activities in 2010 was $403,146, of which $523,304 was used to increase inventory offset by $1,018,721 cash inflow through purchasing raw materials from our suppliers on credit.

In fiscal 2012 we plan to promote our current products’ profitability through reducing cost per unit and increasing selling price of our products. We also plan to expand our market to other countries and/or regions when time is right.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2011 to December 31, 2010:

Revenue. Our revenue for the year ended December 31, 2011 increased by $885,431 or 36.9% to $3,282,270, compared to $2,396,839 for the prior comparable period. The increase was mainly due to an increased amount of products sold, which has been partially offset by an approximately 60% decrease in the average selling price of our products.

Cost of Sales.  Our cost of sales increased by $2,604,549 from $2,175,467 for the year ended December 31, 2010 to $4,780,016 for the same period in 2011. The increase in cost of sales was mainly due to an increased amount of products sold. However, due to a reduction in the average selling price of our products during fiscal 2011, gross profit margin decreased from 9.2% in 2010 to negative 45.6% in 2011 .

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses was $737,890 for the year ended December 31, 2011, an increase of $140,220 or 23.5%, compared to $597,670 for the same period in 2010.  The increase was mainly due to the fact that we hired more employees in NUST during fiscal 2011.

Selling expenses. Selling expenses include salaries of sales personnel, advertising, and other selling expenses.  Selling expense for the year ended December 31, 2011 and 2010 was $33,842 and $99,254, respectively. The decreased amount of selling expenses was mainly due to the restraint of our financial resources.

Non-operating Income. Non-operating income includes income generated from sales of scrap, such as worn-out carton boxes and steel wire. Non-operating income for the fiscal year of 2011 was $26,067. No non-operating income was generated during the comparable period of 2010.

Interest expenses.  Interest expenses increased by $343,324 or 298.4% from $115,053 in fiscal 2010 to $458,377 for the same period of 2011. The increase in interest expenses was mainly due to the following: (1) on May 5, 2011, the Company entered into amendments to loan agreements with Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology. Pursuant to these amendments, loans borrowed from these related parties bear interest at rate of 3.5% per annum starting from January 1, 2011; (2) the increased amount of loans borrowed from Mr. Wensheng Chen, the Company’s Chief Executive Officer and Chairman of Board, Ms. Ling Chen, President of the Company, Yuemao Laser and Yuemao Technology; and (3) the Company borrowed a total of $3,043,491 pursuant to five short-term loans from Fangcheng Hong Yu during 2010 and 2011. Four of these loans were repaid in full during 2011.

Net Loss.  The net loss increased by $2,110,589 or 355.4% to $2,704,397 for the year ended December 31, 2011 from $593,808 for the same period in 2010.  The increase in net loss is mainly due to the following reasons: (1) a decrease of gross profit of $ 1,719,118, from gross profit of $221,372 in 2010 to gross loss of $1,497,746 in 2011; (2) an increase of operating expense from $696,924 in 2010 to $771,732 in 2011; (3) an increase of interest expense from $115,053 to $458,377.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2011, we had total assets of $10,343,107 and total liabilities of $13,841,389.  Cash and cash equivalents at December 31, 2011 were $44,474.

During the year ended December 31, 2011, the net cash used in operations was $2,770,891, an increase of $2,367,745 or 587.3% from $403,146 for the same period of 2010. The increase was mainly due to the following: (1) during fiscal 2011, the increase of accounts receivable used net cash of $291,732, compared to $30,455 for the same period of 2010; (2) net loss was $2,704,397 for the year 2011, an increase of $2,110,589 from $593,808 for the year 2010; and (3) we used $499,933 to pay accounts payable to our suppliers in fiscal 2011, in contrast, increase of our accounts payable generated $1,018,721 cash inflow during fiscal 2010.

The net cash used in investing activities was $854,189 during the year ended December 31, a decrease of $2,740,063 or 76.2%, compared to $3,594,252 for the same period of 2010. During fiscal 2010, the Company used significant amounts of cash because it was in the process of constructing two workshops and making arrangements to purchase silicon wafer production machinery and PV modules product lines. However, the construction of workshops were substantially completed and machinery for manufacturing silicon wafers and PV modules were placed into operation during fiscal 2011.

The net cash provided by financing activities in the fiscal year of 2011 was $3,273,417, a 3.3% increase from $3,168,906 for the year 2010. During fiscal 2011, the Company received $4,975,408 from related parties, compared to $1,047,694 for the same period of 2010. However, the Company repaid $1,701,991 to a local financial institution during fiscal 2011; while the Company received $2,121,212 as short-term loan proceeds from a local financial institution during fiscal 2010.

As of December 31, 2011, the Company had a stockholders’ deficiency of $3,498,282. Further, the Company had accumulated deficit of $4,223,671 since inception. The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have caused difficulties for raising funds from financial market.

Related Party Loans

			December 31,
Related parties	Maturity date	Interest rate	2011	2010
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,217,743	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	352,801	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	475,691	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	8,083,538	3,404,545
Total			12,129,773	6,850,271

Due to related parties - current portion			352,801	31,832
Due to related parties - non-current portion			11,776,972	6,818,439
Total			$12,129,773	$6,850,271

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2011 and 2010, the amount due to Mr. Wensheng Chen was $3,217,743 and 3,161,969, respectively.  During fiscal 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $111,941. In fiscal 2010, Mr. Chen waived interest accrued on these loans during fiscal 2010 and the amount of $31,669 was added to additional paid-in capital.

Ms. Ling Chen, President of the Company

During fiscal 2011, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $352,801 as of December 31, 2011. During fiscal 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $10,997. As of December 31, 2010, the amount due to Ms. Chen was $106,137. The amounts advanced by Ms. Chen are due on demand.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amounts due to Yuemao Technology were $3,404,545. During fiscal 2011, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $213,849. Yuemao Technology has waived interest accrued during 2010 and the amount of $32,794 has been added to additional paid-in capital.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amounts due to Yuemao Laser were $177,620. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2011, the amount due to Yuemao Laser was $475,691.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $13,156. Yuemao Laser has waived interest accrued during 2010 and the amount of $2,523 has been added to additional paid-in capital.

Future Cash Requirements

During fiscal 2011, the Company completed the construction of three new workshops, thus NUST has five workshops in total. During fiscal 2012, the Company plans to raise approximately $18 million to complete construction of a solar cell production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of December 31, 2011, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs, as referred to in categories (1) above.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

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

Certain amounts included in the 2010 financial statement have been reclassified to conform to the 2011 financial statement presentation.

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

Currency translation

Since the Company operates primarily in the PRC, the Company’s functional currency is the Chinese Yuan (”RMB”).  Revenue and expense accounts are translated at the average rates during the period, and balance sheet items are translated at year-end rates while equity accounts are translated using the historical exchange rate.  Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity.  Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

Income (loss) per common share

Basic income (loss) per common share amounts are calculated by dividing net income (loss) by weighted-average common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2011 and 2010 there were no common stock equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2011 and 2010 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2011, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2011. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2011.

The specific material weakness identified by the Company’s management as of December 31, 2011 is described as follows:

•	The current staff in the accounting department are inexperienced in U.S. GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements. Since our operating subsidiaries are based in China, and in accordance to PRC laws and regulations, they are required to apply PRC GAAP, rather than U.S. GAAP. Our internal accounting staff need substantial training in US GAAP in order to fully meet the requirements as a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate. The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements, which was determined to be a material weakness.

•	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to identifying and hiring personnel with accounting knowledge and experience to fulfill the requirements of U.S. GAAP-based reporting including the preparation of financial statements and consolidation.

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2011. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework. In the future, we also will increase our efforts to hire the qualified resources.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Despite the material weakness and deficiencies reported above, the Company’s management believes that its consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations, and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2011 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Wensheng Chen	79	Chief Executive Officer and Chairman of the Board	July 25, 2007
Ling Chen	48	President, Treasurer, Secretary and Board Director	July 25, 2007
Weilei Lv	27	Chief Financial Officer (1)	December 29, 2011

(1)	Weilei Lv was appointed Chief Financial Officer on December 29, 2011.

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

Mr. Weilei Lv, Chief Financial Officer

Mr. Weilei Lv, age 27, has served since December 2009 as Vice General Manager of Nanyang Universal Solar Technology Co., Ltd. (“NUST”), the Company’s wholly owned subsidiary. As the Vice General Manager of NUST, Mr. Lv was responsible (after the General Manager) for the company’s day to day operations, including purchasing, production, sales and administrative and financial operations. Prior to joining NUST from August 2008 to November 2009 Mr. Weilei Lv was the administrative assistant to the CEO of Zhuhai Yuemao Laser Facility Engineering Co., Ltd. Mr. Weilei Lv graduated from Nanchang Institute of Technology in July 2008. Mr. Lv’s extensive knowledge of solar energy and experience in marketing enables him to provide the Board with insights of solar energy industry that the Company is operating in.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wensheng Chen received no compensation as Chief Executive Officer during fiscal 2011 and 2010. On December 28, 2010, Mr. Wensheng Chen was appointed Interim Acting Chief Financial Officer of the Company and received no compensation for his services as Chief Financial Officer.

Ms. Ling Chen served as President, Treasurer and Secretary and received no compensation for the years ended December 31, 2011 and 2010.

No other executive officer earned more than $100,000 during 2011 or 2010.

Option exercises and vested stock

None of our executive officers exercised any options or vested in any restricted stock in 2010.

Outstanding equity awards

None of our executive officers has any outstanding options, unvested stock or equity incentive plan awards.

Employment Agreements; Termination of Employment and Change of Control Arrangements

On December 29, 2011, our Board of Directors appointed Weilei Lv as Chief Financial Officer.

The Company entered into a two-year employment agreement with Mr. Lv pursuant to which the Company will pay Mr. Lv a salary of RMB 10,000 per month (approximately $19,000 per annum).  Mr. Lv is also entitled to a three (3) month severance package of salary and benefits if his employment is terminated without cause or in the event of a merger, sale of assets, or dissolution of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 28, 2012 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,599,974 shares of Common Stock outstanding as of March 28, 2012. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

Name	Position Held	Shares Owned		% Owned
Officers and Directors
Wensheng Chen	Chief Executive Office and Chairman of the Board	15,000,000	(1)	66.4%
Ling Chen	President	193,233	(2)	* %
Weilei Lv	Chief Financial Officer	-		-
	All executive officers and directors as a group (3 persons)	15,193,233		67.2%
5% Shareholder
Hui Chen		5,000,000		22.1%

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

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2011 and 2010, the amount due to Mr. Wensheng Chen was $3,217,743 and 3,161,969, respectively.  During fiscal 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $111,941. In 2010, Mr. Chen waived interest accrued on these loans during fiscal 2010 and the amount of $31,669 was added to additional paid-in capital.

Ms. Ling Chen, President of the Company

During fiscal 2011, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $352,801 as of December 31, 2011. During fiscal 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $10,997. As of December 31, 2010, the amount due to Ms. Chen was $106,137. The amounts advanced by Ms. Chen are due on demand.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amount due to Yuemao Technology was $3,404,545. During fiscal 2011, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $213,849. Yuemao Technology has waived interest accrued during fiscal 2010 and the amount of $32,794 has been added to additional paid-in capital.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amount due to Yuemao Laser was $177,620. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2011, the amount due to Yuemao Laser was $475,691.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $13,156. Yuemao Laser has waived interest accrued during 2010 and the amount of $2,523 has been added to additional paid-in capital.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES IN OUR 2011 AND 2010 FISCAL YEARS

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2011 and 2010 are as follows:

40

	2011	2010
Audit Fees	$32,000	$34,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$32,000	$34,000
Tax Fees	1,350	-
All Other Fees	-	$-
Total for independent public audit firms	$33,350	$34,000

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

ALL OTHER FEES

We incurred no other fees for the 2011 and 2010 fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in fiscal 2011.  All of the services provided and fees charged by our independent registered accounting firms in fiscal 2011 were approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	45

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statement of Changes in Stockholder’s Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 44 to this annual report on Form 10-K.

(2) Financial Statement Schedules

Schedule I: Parent Only Financial Statements (page S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009(3)
10.5	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(3)
10.6	Form of Sales Contract dated June 18, 2010 (English Version) (4)
10.7	Employment Agreement, dated March 28, 2011, between Universal Solar Technology Inc. and Xin Ma. (5)
10.8	Letter of Confirmation of Interest of Related Party Loans (6)
10.9	Letter of Confirmation of Interest of Related Party Loans (6)
10.10	Fengcheng Hong Yu Industrial Development and Investment Co. Loan Agreement (7)

10.11	Employment Agreement, dated December 29, 2011, between Universal Solar Technology, Inc. and Weilei Lv. (8)
21.1	List of Subsidiaries (9)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)*
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)*

*Filed herewith

(1)  Filed as an exhibit to the Company’s Registration Statement on Form S-1 on May 9, 2008.

(2)  Filed as an exhibit to the Company’s Annual Report on Form 10-K on March 31, 2010.

(3) Filed as an exhibit to the Company’s Annual Report on Form 10-K/A on December 30, 2010.

(4) Filed as an exhibit to the Current Report on Form 8-K on June 23, 2010.

(5) Filed as an exhibit to the Current Report on Form 8-K on March 28, 2011.

(6) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 6, 2011.

(7) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on August 12, 2011.

(8) Filed as an exhibit to the Current Report on Form 8-K on December 30, 2011.

(9) Filed as an exhibit to the Company’s Annual Report on Form 10-K on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 4, 2012

Universal Solar Technology, Inc.

By	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE		TITLE

By	/s/ Wensheng Chen	Chief Executive Officer, Chairman of the Board of Directors	April 4, 2012
Wensheng Chen		(Principal Executive Officer)

By	/s/ Weilei Lv	Chief Financial Officer
Weilei Lv		(Principal Financial and Accounting Officer)	April 4, 2012

By	/s/ Ling Chen	Director	April 4, 2012
Ling Chen

44

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Universal Solar Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiaries as of December 31, 2011 and 2010 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. Our audit also included the financial statement Schedule I. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiaries as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has not generated cash from its operation, has stockholders’ deficiency of $3,498,282 and has incurred net loss of $4,223,671 since inception. These circumstances raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 28, 2012

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2011	2010
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$44,474	$392,958
Accounts receivable	331,507	30,455
Inventories	735,540	469,079
Prepaid expenses and other current assets	1,127,809	955,012
TOTAL CURRENT ASSETS	2,239,330	1,847,504

Land use right, net of accumulated amortization of $32,650 and $22,777, respectively	425,937	414,541
Property, plant and equipment, net of accumulated depreciation of $772,270 and $177,584, respectively	7,486,413	6,278,577
Construction in process	191,427	690,182
Other long-term assets	-	75,452
TOTAL ASSETS	$10,343,107	$9,306,256

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$310,899	$786,038
Accured expenses and other current liabilities	924,065	392,828
Short-term loan	476,652	2,121,212
Due to related-parties - current portion	352,801	31,832
TOTAL CURRENT LIABILITIES	2,064,417	3,331,910

Due to related-parties - non-current portion	11,776,972	6,818,439

TOTAL LIABILITIES	13,841,389	10,150,349

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(4,223,671)	(1,519,274)
Accumulated other comprehensive income	102,317	52,109
TOTAL STOCKHOLDERS' DEFICIENCY	(3,498,282)	(844,093)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,343,107	$9,306,256

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

	Years Ended December 31,
	2011	2010
SALES	$3,282,270	$2,396,839
COST OF SALES	4,780,016	2,175,467

GROSS LOSS	(1,497,746)	221,372

OPERATING EXPENSES
General and administrative expenses	737,890	597,670
Selling expenses	33,842	99,254
TOTAL OPERATING EXPENSES	771,732	696,924

LOSS FROM OPERATIONS	(2,269,478)	(475,552)

Non-operating income	26,067	-
Interest expenses, net of interest income	(458,377)	(115,053)
Loss on foreign currency transactions	(2,609)	(3,203)

NET LOSS	(2,704,397)	(593,808)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	50,208	39,730

COMPREHENSIVE LOSS	$(2,654,189)	$(554,078)

Loss per common share - basic and diluted	$(0.12)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

					OTHER
	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	INCOME	TOTAL
BALANCE - DECEMBER 31, 2009	22,599,974	$2,260	553,826	(925,466)	12,379	(357,001)
Interest waived on loans from related parties	-	-	66,986	-	-	66,986
Foreign currency translation adjustment	-	-	-	-	39,730	39,730
Net loss	-	-	-	(593,808)	-	(593,808)
BALANCE - DECEMBER 31, 2010	22,599,974	2,260	$620,812	$(1,519,274)	$52,109	$(844,093)
Foreign currency translation adjustment	-	-	-	-	50,208	50,208
Net loss	-	-	-	(2,704,397)	-	(2,704,397)
BALANCE - DECEMBER 31, 2011	22,599,974	$2,260	$620,812	$(4,223,671)	$102,317	$(3,498,282)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2011	2010
OPERATING ACTIVITIES:
Net loss	$(2,704,397)	$(593,808)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest on loans from related parties	-	66,986
Depreciation of property and equipment	570,714	174,021
Amortization of land use right	8,535	10,932
Inventory allowance	310,920	98,660
Changes in operating assets and liabilities:
Accounts receivable	(291,732)	(30,455)
Prepaid expenses and other assets	(123,045)	(624,899)
Inventories	(548,192)	(523,304)
Accounts payable	(499,933)	1,018,721
Accrued expenses and other current liabilities	506,239	-
NET CASH USED IN OPERATING ACTIVITIES	(2,770,891)	(403,146)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(854,189)	(3,594,252)
NET CASH USED IN INVESTING ACTIVITIES	(854,189)	(3,594,252)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from (repayment of) short-term loans	(1,701,991)	2,121,212
Proceeds of loans to related parties	4,975,408	1,047,694
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,273,417	3,168,906

Effect of exchange rate changes on cash	3,179	106,403

Decrease in cash	(348,484)	(722,089)

Cash - Beginning of year	392,958	1,115,047

Cash - End of year	$44,474	$392,958

Supplemental disclosures of cash flow information:
Interest paid	$114,431	$9,805
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

1.	BUSINESS DESCRIPTION

Universal Solar Technology, Inc. (the “Company”) was incorporated in the State of Nevada on July 24, 2007. The Company operates through its wholly-owned subsidiaries, Kuong U Science & Technology (Group) Ltd. (“Kuong U”), a company incorporated in Macau, Peoples Republic of China (“PRC”) on May 10, 2007, and Nanyang Universal Solar Technology Co., Ltd. (“NUST”), a company incorporated in Nanyang, PRC on September 8, 2008. The Company sells silicon wafers and solar photovoltaic (“PV”) modules.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The consolidated financial statements include the accounts of the Company and all of its subsidiaries. All significant inter-company accounts and transactions have been eliminated. These financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America.

Certain amounts included in the 2010 financial statement have been reclassified to conform to the 2011 financial statement presentation.

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

Uses of estimates in the preparation of financial statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of net revenue and expenses during each reporting period.  Actual results could differ from those estimates. These estimates and assumptions include collectability of accounts receivable, valuation of inventories and fair market value of long term assets. Certain of our estimates, including evaluating the collectability of accounts receivable, could be affected by external conditions, including those unique to our industry, and general economic conditions. It is possible that these external factors could have an effect on our estimates that could cause actual results to differ from our estimates. We re-evaluate all of our accounting estimates annually based on these conditions and record adjustments when necessary.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. The allowance for doubtful accounts was zero for the year ended December 31, 2011 and 2010, respectively.

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

Research and development costs

Research and development costs are charged to expenses as incurred. The research and development costs were zero for both the fiscal years of 2011 and 2010.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Deferred income taxes

The Company uses the asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current year and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

ASC Topic 740.10.30 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740.10.40 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. We have no material uncertain tax positions for any of the reporting periods presented.

Income (loss) per common share

Basic income (loss) per common share amounts is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2011 and 2010 there were no common stock equivalents outstanding.

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

Fair value of financial instruments

ASC Topic 820, Fair Value Measurement and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. This topic also establishes a fair value hierarchy which requires classification based on observable and unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The carrying values of cash and cash equivalents, trade receivables and payables, and short-term debts approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value as of December 31, 2011 and 2010.

Recent accounting pronouncements

In April 2011, the FASB issued ASU No. 2011-02, Receivables (Topic 310), A Creditor’s Determination of Whether a Restructuring Is a Trouble Debt Restructuring. Under the amendments of this ASU, in evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: 1) the restructuring constitutes a concession; 2) the debtor is experiencing financial difficulties. The amendments also clarify the guidance on a creditor’s evaluation of whether it has granted a concession and on a creditor’s evaluation of whether a debtor is experiencing financial difficulties. This ASU is effective for interim and annual periods beginning on or after June 15, 2011. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820), Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. Under the amendments of this ASU will result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. This ASU is effective during interim and annual periods beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220), Presentation of Comprehensive Income. Under the amendments of this ASU, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. In a single continuous statement, the entity is required to present the components of net income and total net income, the components of other comprehensive income and a total for other comprehensive income, along with the total of comprehensive income in that statement. In the two-statement approach, an entity is required to present components of net income and total net income in the statement of net income. The statement of other comprehensive income should immediately follow the statement of net income and include the components of other comprehensive income and a total for other comprehensive income, along with a total for comprehensive income. This ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

In September 2011, the FASB issued ASU No. 2011-08, Intangible – Goodwill and Other (Topic 350), Testing Goodwill for Impairment. Under the amendments of this ASU, an entity has the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after assessing the totality of events or circumstances, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. However, if an entity concludes otherwise, then it is required to perform the first step of the two-step impairment test by calculating the fair value of the reporting unit and comparing the fair value with the carrying amount of the reporting unit, as described in paragraph 350-20-35-4. If the carrying amount of a reporting unit exceeds its fair value, then the entity is required to perform the second step of the goodwill impairment test to measure the amount of the impairment loss, if any, as described in paragraph 350-20-35-9. Under the amendments in this Update, an entity has the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test. An entity may resume performing the qualitative assessment in any subsequent period. This ASU is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company is evaluating the impact of the adoption of this ASU.

3.	Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2011, the Company had a stockholders’ deficiency of $3,498,282. Further, the Company has incurred net losses of $4,223,671 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there can be no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

4.	INVENTORIES

As of December 31, 2011 and 2010, inventories, net, consist of:

	December 31,
	2011	2010
Raw materials	$402,251	$248,263
Finished goods	673,533	226,313
Work in process	35,870	5,077
Supply materials	46,619	88,086
	1,158,273	567,739
Allowance on inventories	(422,733)	(98,660)
	$735,540	$469,079

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2011 and 2010, prepaid expenses and other current assets consist of:

	December 31,
	2011	2010
Input Value Added Tax	$851,407	$657,738
Other prepaid expenses	276,402	297,274
Total	$1,127,809	$955,012

6.	LAND-USE RIGHT

On December 1, 2008, NUST acquired the right to use a block of land of 71,345.70 square meters for fifty years the local government in the PRC, which is used for its office and production facilities. The cost of RMB 2,886,300 ($422,843 translated at the December 31, 2009 exchange rate) is being amortized using the straight line method over the fifty years’ time.

As of December 31, 2011 and 2010, the net value of land use right was $425,937 and $414,541, respectively. On July 27, 2010, the “Certificate of Right of Use of Land” has been issued to NUST.

7.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2011 and 2010, property, plant and equipment, consist of:

	December 31,
	2011	2010	Life
Building	$2,682,512	$1,624,357	20-30 years
Production equipment	5,317,612	4,703,892	10 years
Office equipment	122,849	61,543	3 years
Automobile	135,710	66,369	3-5 years
Total	8,258,683	6,456,161
Less accumulated depreciation	(772,270)	(177,584)
Property, plant and equipment - net	$7,486,413	$6,278,577

8.	SHORT-TERM LOAN

During fiscal years of 2010 and 2011, the Company entered into five short-term loan agreements with Fangcheng County Hong Yu Industrial Development and Investment Company (“Fangcheng Hong Yu”).

The following table sets forth detailed information regarding the short-term loans with Fangcheng Hong Yu:

	Interest rate		December 31,
Maturity date	(per annum)	Note	2011	2010
December 31, 2010	5.31%	(1)	$-	$757,576
January 13, 2011	9.60%	(2)	-	757,576
January 20, 2011	9.60%	(3)	-	606,060
March 31, 2012	9.60%	(4)	-	-
June 20, 2012	9.60%	(5)	476,652	-
	Total		$476,652	$2,121,212

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

(1), (2) and (3) During fiscal 2011, the Company repaid the outstanding principal of $2,121,212 and interest of $94,155 under these short-term loans. As of December 31, 2011, these loans were repaid in full.

(4) The fourth short-term loan agreement was entered into on February 1, 2011 and was repaid on April 6, 2011.

(5) On June 21, 2011, the Company and Fangcheng Hong Yu entered into a short-term loan agreement in the principal amount of $476,652. This short-term loan agreement bears an interest at the rate of 9.60% per annum and matures on June 20, 2012.

9.	DUE TO RELATED PARTIES

Due to related parties consists of:

			December 31,
Related parties	Maturity date	Interest rate	2011	2010
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,217,743	$3,161,969
Ms. Ling Chen, President	Due on demand	3.5%	352,801	106,137
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	475,691	177,620
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	8,083,538	3,404,545
Total			12,129,773	6,850,271

Due to related parties - current portion			352,801	31,832
Due to related parties - non-current portion			11,776,972	6,818,439
Total			$12,129,773	$6,850,271

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2011 and 2010, the amount due to Mr. Wensheng Chen was $3,217,743 and 3,161,969, respectively.  During fiscal 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $111,941. In fiscal 2010, Mr. Chen waived interest accrued on these loans during 2010 and the amount of $31,669 was added to additional paid-in capital.

Ms. Ling Chen, President of the Company

During fiscal 2011, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $352,801 as of December 31, 2011. During fiscal 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $10,997. As of December 31, 2010, the amount due to Ms. Chen was $106,137. The amounts advanced by Ms. Chen are due on demand.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amount due to Yuemao Technology was $3,404,545. During fiscal 2011, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $213,849. Yuemao Technology has waived interest accrued during fiscal 2010 and the amount of $32,794 has been added to additional paid-in capital.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2010, the amount due to Yuemao Laser was $177,620. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2011, the amount due to Yuemao Laser was $475,691.

During fiscal 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $13,156. Yuemao Laser has waived interest accrued during 2010 and the amount of $2,523 has been added to additional paid-in capital

10.	MAJOR CUSTOMER

In the year ended December 31, 2011, the Company has sold all of its products to customers located in China. Two customers accounted for 53.1% and 10.5% of sales, respectively. In contrast, three customers accounted for approximately 56%, 13% and 11% of sales during 2010, respectively.

11.	INCOME TAXES

The Company’s Chinese subsidiaries are governed by Income Tax Law of the PRC concerning private-run enterprises, which are generally subject to taxes at a statutory rate of 25% on income reported in the statutory financial statements prepared in accordance with PRC GAAP after appropriate tax adjustments. Operating loss can be carryforwarded for five years in China and 20 years in the U.S.

As of December 31, 2011, the Company had approximately $3,800,000 and $400,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2011 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

12.	COMMITMENTS AND CONTINGENCIES

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

The Company’s assets will be predominantly located inside China. Under the laws governing foreign invested enterprises in China, dividend distribution and liquidation are allowed, but subject to special procedures under the relevant laws and rules. Any dividend payment will be subject to the decision of the board of directors and subject to foreign exchange rules governing such repatriation.  Any liquidation is subject to the relevant government agency’s approval and supervision, as well as the foreign exchange control.

In addition, the results of business and prospects are subject, to a significant extent, to the economic, political and legal developments in China.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2011

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

13.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements issued and has determined that there were no subsequent events to recognize or disclose in these financial statements.

Schedule I: Condensed Parent Only Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC.
BALANCE SHEETS
	December 31,
	2011	2010
Assets
Cash	$1,234	$1,534
Total Assets	1,234	1,534

Liabilities and Stockholders' Deficiency
Investment in and advances to Subsidiaries	3,302,881	693,362
Accrued expenses and other payable	48,949	66,889
Due to Stockholders and related parties	147,686	85,376
Total Liabilities	3,499,516	845,627

Stockholders' Deficiency	(3,498,282)	(844,093)

Total Liabilities and Stockholders' Deficiency	$1,234	$1,534

S-1

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
	Year ended December 31,
	2011	2010
Equity in loss from investment in subsidiaries	$(2,576,886)	$(470,596)

Cost and Expenses
Selling, general and administrative expenses	127,511	123,212
Total cost and expenses	127,511	123,212

Net Loss	$(2,704,397)	$(593,808)

S-2

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2011		2010
OPERATING ACTIVITES	$		$
Net Loss		(2,704,397)		(593,808)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in subsidiaries		2,576,886		470,596
Accrued expenses and other payables		(17,940)		65,765
NET CASH USED IN OPERATING ACTIVITIES		(145,451)		(57,447)

INVESTING ACTIVITIES
(Investment in) repayment from subsidiaries		82,841		(24,875)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		82,841		(24,875)

FINANCING ACTIVITIES
Loan from stockholders and related parties		62,310		62,891
NET CASH PROVIDED BY FINANCING ACTIVITIES		62,310		62,891

DECREASE IN CASH		(300)		(19,431)

CASH - BEGINNING OF YEAR		1,534		20,965

CASH - END OF YEAR		$1,234		$1,534

S-3