Form 10-Q
period 2012-03-31
Universal Solar Technology, Inc.
filed 2012-05-14
CIK 1434389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of May 12, 2012 was 22,599,974 shares.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$106,166	$44,474
Accounts receivable	494,437	331,507
Inventories	832,034	735,540
Prepaid expenses and other current assets	1,093,698	1,127,809
TOTAL CURRENT ASSETS	2,526,335	2,239,330

Land use right, net of accumulated amortization of $34,815 and $32,650, respectively	423,509	425,937
Property, plant and equipment, net of accumulated depreciation of $924,802 and $772,270, respectively	7,326,461	7,486,413
Construction in process	213,272	191,427
TOTAL ASSETS	$10,489,577	$10,343,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$627,747	$310,899
Accured expenses and other current liabilities	1,078,910	924,065
Short-term loan	476,380	476,652
Due to related-parties - current portion	471,695	352,801
TOTAL CURRENT LIABILITIES	2,654,732	2,064,417

Due to related-parties - non-current portion	11,772,887	11,776,972

TOTAL LIABILITIES	14,427,619	13,841,389

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(4,662,661)	(4,223,671)
Accumulated other comprehensive income	101,547	102,317
TOTAL STOCKHOLDERS' DEFICIENCY	(3,938,042)	(3,498,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$10,489,577	$10,343,107

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
SALES	$375,035	$955,011
COST OF SALES	526,947	915,945

GROSS PROFIT/(LOSS)	(151,912)	39,066

OPERATING EXPENSES
General and administrative expenses	166,312	174,279
Selling expenses	2,687	12,113
TOTAL OPERATING EXPENSES	168,999	186,392

LOSS FROM OPERATIONS	(320,911)	(147,326)

Interest expenses, net of interest income	(117,903)	(111,614)
Loss on foreign currency transactions	(176)	(1,442)

NET LOSS	(438,990)	(260,382)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(770)	4,274

COMPREHENSIVE LOSS	$(439,760)	$(256,108)

Loss per common share - basic and diluted	$(0.02)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(438,990)	$(260,382)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	152,673	121,252
Amortization of land use right	2,181	914
Inventory allowance	176,755	-
Changes in operating assets and liabilities:
Accounts receivable	(162,799)	(152)
Prepaid expenses and other assets	33,402	(104,137)
Inventories	(273,480)	(607,546)
Accounts payable	316,402	(500,577)
Accrued expenses and other current liabilities	154,940	241,790
NET CASH USED IN OPERATING ACTIVITIES	(38,916)	(1,108,838)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	-	(7,843)
Acquisition of property and equipment	(19,209)	(4,877)
NET CASH USED IN INVESTING ACTIVITIES	(19,209)	(12,720)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from short-term loans	-	456,042
Proceeds from related parties loans	119,181	341,702
NET CASH PROVIDED BY FINANCING ACTIVITIES	119,181	797,744

Effect of exchange rate changes on cash	636	458

Increase (Decrease) in cash	61,692	(323,356)

Cash - Beginning of period	44,474	392,958

Cash - End of period	$106,166	$69,602

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2012 and the results of operations and cash flows for the periods ended March 31, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2012 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2011 as included in our Annual Report on Form 10-K.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2012, the Company had negative working capital of $128,397 and a stockholders’ deficiency of $3,938,042 and has accumulated deficit of $4,662,661 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2012 and December 31, 2011, prepaid expenses and other current assets consist following:

	March 31, 2012	December 31, 2011
Input Value Added Tax	$827,744	$851,407
Other prepaid expenses and other current assets	265,954	276,402
	$1,093,698	$1,127,809

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate (per annum)	March 31, 2012	December 31, 2011
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,218,025	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	471,695	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	475,945	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	8,078,917	8,083,538
Total			$12,244,582	$12,129,773

Due to related parties - current portion			$471,695	$352,801
Due to related parties - non-current portion			11,772,887	11,776,972
			$12,244,582	$12,129,773

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

Interest expense on loans from related parties aggregated approximately $106,000 and $62,000 for the three months ended March 31, 2012 and 2011, respectively.

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2012, the Company sold all of its products to customers located in China and one customer accounted for approximately 96% of sales.

During the three months ended March 31, 2011, the Company sold all of its products to customers located in China and three customers accounted for approximately 56%, 29% and 15% of sales, respectively.

6.	INCOME TAXES

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

As of March 31, 2012, the Company had approximately $4,200,000 and $474,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2012 and December 31, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2012 and December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

7.	COMMITMENTS AND CONTINGENCIES

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

8.	SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the date of these financial statements were issued and determined that there were no subsequent events to recognize or disclose in these financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 4, 2012.

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended March 31, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of March 31, 2012, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the three months ended March 31, 2012, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 30%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. During the three months ended March 31, 2012, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usage in Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of March 31, 2012, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of March 31, 2012, the net book value of our property, plant and equipment was $7,326,461.

Critical Accounting Policies

During the three months ended March 31, 2012, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2012 and 2011:

Revenues. In the current period, revenue was $375,035, compared to $955,011 for the prior period, a decrease of $579,976 or 60.7%. The decrease was due to a decrease of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for both periods. During the first quarter of 2012, the selling price of our silicon wafers was unexpectedly low due to fierce competition. As a result, the company decided to reduce the sales amount of silicon wafers, which resulted in a decline in our revenue.

Cost of Sales. Cost of sales was $526,947 compared to $915,945 for the prior period, a $388,998 or 42.5% decrease. The decrease was primarily due to the decreased sales of silicon wafers. Inventory markdown allowance of $176,755 and $0 was charged to cost of sales for the three months ended March 31, 2012 and 2011, respectively. This was primarily due to the low selling price of our silicon wafers in 2012.

Gross Profit/(Loss). In the current period, gross loss was $151,912; compared to gross profit of $39,066 for the same period in previous year. During the three months ended March 31, 2012, the market price of silicon wafers was unexpectedly low due to decrease in the selling price of solar cells. Under difficult market condition, the Company reduced the amount of products manufactured, resulting higher costs of production, which further increased costs of goods sold.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses remained at same level as the prior period.

Selling expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended March 31, 2012 and 2011 were $2,687 and $12,113, respectively, representing a decrease of $9,426 or 77.8%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the first quarter of 2012.

Interest expenses. Interest expenses, net of interest income, increased by $6,289 or 5.6% from $111,614 in the prior period to $117,903 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss. In the current period, net loss increased by $178,608 or 68.6% to $438,990 from $260,382 for the prior period. The increase was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2012, we had total current assets of $2,526,335 and total current liabilities of $2,654,732, resulting in a negative working capital of $128,397. Cash and cash equivalents were $44,474 at the beginning of the quarter ended March 31, 2012 and increased to $106,166 at the end of the quarter ended March 31, 2012.

During the quarter ended March 31, 2012, cash used in operations was $38,916, a decrease of 96.5% from $1,108,838 for the same period of 2011. The decrease was mainly due to the following reasons: (1) cash spent on purchasing inventories decreased $344,066 or 55% for the current period, comparing with net cash of $607,546 spent on purchasing inventories during the same period of 2011; and (2) increase in accounts payable. During current period, net cash inflow resulting from increased accounts payable was $316,402, in contrast, the Company generated net cash outflow of $500,577 resulting from decreased accounts payable during the same period previous year.

Net cash used in investing activities for the current period increased by $6,489 to $19,209 from $12,720 in the prior period.

Net cash provided by financing activities in the current period was $119,181, a 85.1% decrease from $797,744 for the prior period. This decrease was mainly due to a decrease in advances received from related parties. The Company received loans from related parties in the amount of $119,181 in the current period, compared to $341,702 in the same period prior year. The Company did not receive any loans from any other unrelated parties in the current period, but it received $456,042 loans from a local financial institution in the same period prior year.

The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate (per annum)	March 31, 2012	December 31, 2011
Mr. Wensheng Chen, CEO, Chairman of Board	December 1, 2013	3.5%	$3,218,025	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	471,695	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)[1]	December 1, 2013	3.5%	475,945	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)[1]	December 1, 2013	3.5%	8,078,917	8,083,538
Total			$12,244,582	$12,129,773

Due to related parties - current portion			$471,695	$352,801
Due to related parties - non-current portion			11,772,887	11,776,972
			$12,244,582	$12,129,773

1. Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

All loans the Company borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of the accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2012, the Company accrued an interest of $28,200 on the loans from Mr. Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

During the three months ended March 31, 2012, the Company borrowed approximately $119,000 from Ms. Ling Chen. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to the loans. The amendment sets forth that all loans from Ms. Ling Chen will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the three months ended March 31, 2012, the Company accrued an interest of $3,600 on the loans from Ms. Ling Chen.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

On May 5, 2011, Yuemao Technology and the Company entered into an amendment to the loan. all loans from Yuemao Technology will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2012, the Company accrued an interest of approximately $70,500 on the loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

On May 5, 2011, Yuemao Laser and the Company entered into an amendment to the loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the three months ended March 31, 2012, the Company accrued an interest of approximately $4,200 on loans from Yuemao Laser.

Future Cash Requirements

During 2012, the Company plans to raise approximately $18 million to either complete construction of a solar cell production facility or to acquire an existing production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of March 31, 2012, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the three months ended March 31, 2012, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs, including the Company’s CEO, Mr. Wensheng Chen, Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

Going forward, the Company anticipates that it will require an additional $18 million to build new solar cell manufacturing facilities.

Without additional funding, the Company will not be able to pursue its business model. If adequate funds are not available or are not available on acceptable terms when required, we would be required to significantly curtail our operations and would not be able to fund the development of the business envisioned by our business model. These circumstances could have a material adverse effect on our business, which could affect our ability to continue to operate as a going concern.

The recent and unprecedented disruption in the credit markets has had a significant impact on a number of financial activities. Additional financing is desirable within the next nine months in order to meet our current and projected cash flow deficits from business operations and future development.

Off-Balance Sheet Arrangements

As of March 31, 2012, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.    Controls and Procedures.

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

Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were ineffective.

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

CEO AND CFO CERTIFICATIONS

We have attached as exhibits to this Quarterly Report on Form 10-Q the certification of our Chief Executive Officer and Chief Financial Officer which are required in accordance with the Exchange Act. We recommend that this Item 4 to be read in conjunction with those certifications for a more complete understanding of the subject matter presented.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings.

As of this quarter reported ended March 31, 2012, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on April 4, 2012.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Mine Safety Disclosures.

Not applicable.

Item 5.   Other Information.

None.

Item 6.   Exhibits

Exhibit No.	Description
10.7	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar, Wensheng Chen, Zhuhai Yuemao Laser Facility Engineering Co., Ltd. and Yuemao Science & Technology Group
10.8	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar and Ling Chen
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended

Exhibit No.	Description
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
May 14, 2012

By:	/s/ Weilei Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 14, 2012

