Form 10-Q
period 2012-06-30
Universal Solar Technology, Inc.
filed 2012-08-13
CIK 1434389

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of August 13, 2012 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$67,861	$44,474
Accounts receivable	268,066	331,507
Inventories	866,708	735,540
Prepaid expenses and other current assets	1,185,002	1,127,809
TOTAL CURRENT ASSETS	2,387,637	2,239,330

Land use right, net of accumulated amortization of $36,689 and $32,650, respectively	417,632	425,937
Property, plant and equipment, net of accumulated depreciation of $1,079,907 and $772,270, respectively	6,946,779	7,486,413
Construction in process	219,257	191,427
TOTAL ASSETS	$9,971,305	$10,343,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$399,143	$310,899
Accured expenses and other current liabilities	983,860	924,065
Short-term loan	-	476,652
Due to related-parties - current portion	1,018,495	352,801
TOTAL CURRENT LIABILITIES	2,401,498	2,064,417

Due to related-parties - non-current portion	11,860,151	11,776,972

TOTAL LIABILITIES	14,261,649	13,841,389

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(5,013,513)	(4,223,671)
Accumulated other comprehensive income	100,097	102,317
TOTAL STOCKHOLDERS' DEFICIENCY	(4,290,344)	(3,498,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$9,971,305	$10,343,107

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
SALES	$243,163	$768,035	$618,198	$1,723,046
COST OF SALES	250,089	1,477,235	777,036	2,393,180

GROSS LOSS	(6,926)	(709,200)	(158,838)	(670,134)

OPERATING EXPENSES
General and administrative expenses	221,356	201,557	387,844	377,278
Selling expenses	4,811	6,111	7,498	18,224
TOTAL OPERATING EXPENSES	226,167	207,668	395,342	395,502

LOSS FROM OPERATIONS	(233,093)	(916,868)	(554,180)	(1,065,636)

Non-operating income	6,994	21,263	6,994	21,263
Interest expenses, net of interest income	(124,753)	(97,592)	(242,656)	(209,206)

NET LOSS	(350,852)	(993,197)	(789,842)	(1,253,579)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(1,450)	30,944	(2,220)	35,218

COMPREHENSIVE LOSS	$(352,302)	$(962,253)	$(792,062)	$(1,218,361)

Loss per common share - basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.05)

Weighted average number of shares outstanding
- basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(789,842)	$(1,253,579)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	316,658	254,181
Amortization of land use right	4,373	4,185
Inventory allowance	86,761	362,856
Changes in operating assets and liabilities:
Accounts receivable	60,768	(177,429)
Prepaid expenses and other assets	(68,150)	(220,347)
Inventories	(225,485)	(1,204,472)
Accounts payable	91,758	(290,988)
Accrued expenses and other current liabilities	66,402	(172,589)
NET CASH USED IN OPERATING ACTIVITIES	(456,757)	(2,698,182)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	-	(14,763)
Acquisition of property and equipment	(24,088)	(203,106)
Government subsidy on property and equipment	150,308	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	126,220	(217,869)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	(475,446)	(1,682,514)
Proceeds from related parties loans	830,494	4,434,088
NET CASH PROVIDED BY FINANCING ACTIVITIES	355,048	2,751,574

Effect of exchange rate changes on cash	(1,124)	10,244

Increase (decrease) in cash	23,387	(154,233)

Cash - Beginning of period	44,474	392,958

Cash - End of period	$67,861	$238,725

Supplemental disclosures of cash flow information:
Interest paid	$34,935	$102,721
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2012 and the results of operations and cash flows for the periods ended June 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and six months ended June 30, 2012 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

Basis of consolidation

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2012, the Company had negative working capital of $13,861 and a stockholders’ deficiency of $4,290,344 and has accumulated deficit of $5,013,513 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2012 and December 31, 2011, prepaid expenses and other current assets consist following:

	June 30, 2012	December 31, 2011
Input Value Added Tax	$967,817	$851,407
Other prepaid expenses and other current assets	217,185	276,402
	$1,185,002	$1,127,809

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	June 30, 2012	December 31, 2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,217,550	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	1,018,495	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	476,856	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	8,165,745	8,083,538
Total			$12,878,646	$12,129,773

Due to related parties - current portion			$1,018,495	$352,801
Due to related parties - non-current portion			11,860,151	11,776,972
Total			$12,878,646	$12,129,773

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

Interest expense on loans from related parties aggregated approximately $216,974 and $142,942 for the six months ended June 30, 2012 and 2011, respectively. Interest expense on loans from related parties aggregated approximately $110,481 and $81,241 for the three months ended June 30, 2012 and 2011, respectively.

5.	MAJOR CUSTOMERS

During the six months ended June 30, 2012, the Company sold all of its products to customers located in China. Two customers accounted for approximately 70% and 19% of sales for the six months ended June 2012. During six months ended June 30, 2011, three customers accounted for approximately 59.3%, 16.4% and 16.2% of sales.

During three months ended June 30, 2012, three customers accounted for approximately 48.3%, 31.9 and 10.3% of sales, respectively. During three months ended June 30, 2011, two customers accounted for approximately 63.0% and 37.0% of sales, respectively.

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

As of June 30, 2012, the Company had approximately $4,500,000 and $491,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2012 and December 31, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2012 and December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended June 30, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended June 30, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of June 30, 2012, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the six months ended June 30, 2012, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 30%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. During the six months ended June 30, 2012, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usage in Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of June 30, 2012, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of June 30, 2012, the net book value of our property, plant and equipment was $6,946,779.

Critical Accounting Policies

During the six months ended June 30, 2012, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2011.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended June 30, 2012 and 2011:

Revenues. In the current period, revenue was $243,163, compared to $768,035 for the prior period, a decrease of $524,872 or 68.3%. The decrease was due to a decrease of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for both periods. During the second quarter of 2012, the selling price of our silicon wafers was unexpectedly low due to fierce competition. As a result, the company decided to reduce the sales amount of silicon wafers, which resulted in a decline in our revenue.

Cost of Sales. Cost of sales was $250,089 compared to $1,477,235 for the prior period, a $1,227,146 or 83.1% decrease. The decrease was primarily due to the decreased sales of silicon wafers.

Gross Loss. In the current period, gross loss was $6,926; compared to gross loss of $709,200 for the same period in previous year, gross loss margin increased to negative 2.85% in the current period from negative 92.22% for the same period in previous year. During the three months ended June 30, 2011, the Company sold products below costs and took inventory markdown of approximately $363,000 because of difficult market condition.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses remained at same level as the prior period. General and administrative expenses incurred during the three months ended June 30, 2012 was $221,356 representing $19,799 or 9.8% increase compared with $201,557 for the same period of 2011.

Selling Expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended June 30, 2012 and 2011 were $4,811 and $6,111, respectively, representing a decrease of $1,300 or 21.3%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the second quarter of 2012.

Non-operating Income. During three months ended June 30, 2012, non-operating income was $6,994. During the corresponding period of 2011, non-operating income was $21,263.

Interest Expenses. Interest expenses, net of interest income, increased by $27,161 or 27.8% from $97,592 in the prior period to $124,753 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss. In the current period, net loss decreased by $642,345 or 64.7% to $350,852 from $993,197 for the prior period. The decrease was mainly due to the reasons discussed above.

Comparison of Six Months Ended June 30, 2012 and 2011:

Revenues. In the current period, revenue was $618,198, compared to $1,723,046 for the prior period, a decrease of $1,104,848 or 64.1%. The decrease was due to a decrease of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for both periods. During the first half of 2012, the selling price of our silicon wafers was unexpectedly low due to fierce competition. As a result, the company decided to reduce the sales amount of silicon wafers, which resulted in a decline in our revenue.

Cost of Sales. Cost of sales was $777,036 for six months ended June 30, 2012; compared to $2,393,180 for the same period prior year, a $1,616,144 or 67.5% decrease. The decrease was primarily due to the decreased sales of silicon wafers.

Gross Loss. In the first half of 2012, gross loss was $158,838; compared to gross loss of $670,134 for the same period in previous year. Gross loss margin increased to negative 25.69% in the current period from negative 38.89% for the same period in previous year. The Company sold products below costs and took inventory markdown of $86,761 and $362,856 for the six month ended June 30, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses remained at same level as the prior period. General and administrative expenses incurred during the six months ended June 30, 2012 was $387,844, representing $10,566 or 2.8% increase compared with $377,278 for the same period of 2011.

Selling Expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the six months ended June 30, 2012 and 2011 were $7,498 and $18,224, respectively, representing a decrease of $10,726 or 58.9%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the first half of 2012.

Non-operating Income. During six months ended June 30, 2012, non-operating income was $6,994. During the corresponding period of 2011, non-operating income was $21,263.

Interest Expenses. Interest expenses, net of interest income, increased by $33,450 or 16.0% from $209,206 in the prior period to $242,656 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss. In the current period, net loss decreased by $463,737 or 37.0% to $789,842 from $1,253,579 for the prior period. The increase was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2012, we had total current assets of $2,387,637 and total current liabilities of $2,401,498, resulting in a negative working capital of $13,861. Cash and cash equivalents were $44,474 at the beginning of the period and increased to $67,861 at the end of the period ended June 30, 2012.

During the first half of 2012, cash used in operations was $456,757, a decrease of 83.1% from $2,698,182 for the same period of 2011. The decrease was mainly due to the increase in accounts payable and the decrease in raw materials purchased in the period. During current period, net cash inflow resulting from increased accounts payable was $91,758, in contrast, the Company generated net cash outflow of $290,988 resulting from decreased accounts payable during the same period previous year. Net cash outflow used in inventory was 225,485 in six months ended June 30, 2011, decreased $978,987 comparing with $1,204,472 cash outflow used in the same period last year.

During six months ended June 30, 2012, our investing activities provided net cash inflow of $126,220, mainly due to government subsidy on property and equipment of $150,308 granted to the Company during first half of 2012. There was no subsidy of such received during the same period of 2011. During six months ended June 30, 2011, we spent $203,106 in acquisition of property and equipment. We spent $24,088 acquiring property and equipment, representing $179,018 or 88.1% decrease in amount of cash used in this regard.

Net cash provided by financing activities in the first half of 2012 was $355,048, a 87.1% decrease from $2,751,574 for the same period of 2011. This decrease was mainly due to a decrease in advances received from related parties. The Company received loans from related parties in the amount of $830,494 in the current period, compared to $4,434,088 in the same period prior year. The Company did not receive any loans from any other unrelated parties in the current period, but it repaid $475,446 and 1,682,514 loans from a local financial institution in the six months ended June 30, 2012 and 2011, respectively.

The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate	June 30, 2012	December 31, 2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,217,550	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	1,018,495	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	476,856	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	8,165,745	8,083,538
Total			$12,878,646	$12,129,773

Due to related parties - current portion			$1,018,495	$352,801
Due to related parties - non-current portion			11,860,151	11,776,972
Total			$12,878,646	$12,129,773

1.	Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

All loans the Company borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of the accrued interest when its cash flow circumstance allows. During the six months ended June 30, 2012, the Company accrued an interest of $57,577 on the loans from Mr. Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

As of June 30, 2012, the Company borrowed approximately $1,018,495 from Ms. Ling Chen. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to the loans. The amendment sets forth that all loans from Ms. Ling Chen will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the six months ended June 30, 2012, the Company accrued an interest of $10,124 on the loans from Ms. Ling Chen.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

On May 5, 2011, Yuemao Technology and the Company entered into an amendment to the loan. all loans from Yuemao Technology will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the six months ended June 30, 2012, the Company accrued an interest of approximately $140,943 on the loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

On May 5, 2011, Yuemao Laser and the Company entered into an amendment to the loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the six months ended June 30, 2012, the Company accrued an interest of approximately $8,329 on loans from Yuemao Laser.

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

As of June 30, 2012, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the six months ended June 30, 2012, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs, including the Company’s CEO, Mr. Wensheng Chen, Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of June 30, 2012, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

As of this quarter reported ended June 30, 2012, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

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
August 13, 2012

By:	/s/ Weilei Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)
August 13, 2012

