Form 10-Q
period 2012-09-30
Universal Solar Technology, Inc.
filed 2012-11-13
CIK 1434389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of November 10, 2012 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2012	December 31, 2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,356,854	$44,474
Accounts receivable	175,262	331,507
Inventories	1,314,287	735,540
Prepaid expenses and other current assets	1,114,086	1,127,809
TOTAL CURRENT ASSETS	3,960,489	2,239,330

Land use right, net of accumulated amortization of $42,318 and $32,650, respectively	420,697	425,937
Property, plant and equipment, net of accumulated depreciation of $1,254,546 and $772,270, respectively	6,863,055	7,486,413
Construction in process	221,731	191,427
TOTAL ASSETS	$11,465,972	$10,343,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$242,222	$310,899
Accured expenses and other current liabilities	1,135,076	924,065
Short-term loan	-	476,652
Due to related-parties - current portion	1,284,130	352,801
TOTAL CURRENT LIABILITIES	2,661,428	2,064,417

Due to related-parties - non-current portion	13,372,724	11,776,972

TOTAL LIABILITIES	16,034,152	13,841,389

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(5,282,331)	(4,223,671)
Accumulated other comprehensive income	91,079	102,317
TOTAL STOCKHOLDERS' DEFICIENCY	(4,568,180)	(3,498,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$11,465,972	$10,343,107

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
SALES	$-	$1,077,807	$618,200	$2,800,853
COST OF SALES	19,770	1,421,033	796,806	3,814,213

GROSS LOSS	(19,770)	(343,226)	(178,606)	(1,013,360)

OPERATING EXPENSES
General and administrative expenses	127,233	150,765	514,646	526,058
Selling expenses	10,569	8,342	18,067	26,566
TOTAL OPERATING EXPENSES	137,802	159,107	532,713	552,624

LOSS FROM OPERATIONS	(157,572)	(502,333)	(711,319)	(1,565,984)

Non-operating income	9,138	4,804	16,132	26,067
Interest expenses, net of interest income	(120,024)	(133,799)	(362,680)	(343,005)
Loss on foreign currency transactions	(362)	(422)	(793)	(2,407)

NET LOSS	(268,820)	(631,750)	(1,058,660)	(1,885,329)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(9,018)	21,491	(11,238)	56,709

COMPREHENSIVE LOSS	$(277,838)	$(610,259)	$(1,069,898)	$(1,828,620)

Loss per common share - basic and diluted	$(0.01)	$(0.03)	$(0.05)	$(0.08)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(1,058,660)	$(1,885,329)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	478,974	393,324
Amortization of land use right	5,815	6,351
Inventory allowance	106,646	784,060
Changes in operating assets and liabilities:
Accounts receivable	155,586	(34,479)
Prepaid expenses and other assets	15,243	(63,700)
Inventories	(680,134)	(1,768,787)
Accounts payable	(68,626)	(448,525)
Accrued expenses and other current liabilities	208,704	308,909
NET CASH USED IN OPERATING ACTIVITIES	(836,452)	(2,708,176)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Deposits for future delivery of equipment	-	(30,297)
Acquisition of property and equipment	(29,261)	(425,306)
Government subsidy on property and equipment	150,060	-
NET CASH USED IN INVESTING ACTIVITIES	120,799	(455,603)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	(473,877)	(1,693,187)
Proceeds from related parties loans	2,491,004	4,489,106
NET CASH PROVIDED BY FINANCING ACTIVITIES	2,017,127	2,795,919

Effect of exchange rate changes on cash	10,906	13,389

Decrease in cash	1,312,380	(354,471)

Cash - Beginning of period	44,474	392,958

Cash - End of period	$1,356,854	$38,487

Supplemental disclosures of cash flow information:
Interest paid	$34,878	$103,527
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2012 and the results of operations and cash flows for the periods ended September 30, 2012 and 2011. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2012. The balance sheet at December 31, 2011 has been derived from the audited financial statements at that date.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2012, the Company had a stockholders’ deficiency of $4,568,180 and has accumulated deficit of $5,282,331 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2012 and December 31, 2011, prepaid expenses and other current assets consist following:

	September 30, 2012	December 31, 2011
Input Value Added Tax	$1,014,817	$851,407
Other prepaid expenses and other current assets	99,269	276,402
Prepaid Expenses and Other Current Assets	$1,114,086	$1,127,809

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2012	December 31, 2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,216,263	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	1,125,016	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	454,167	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	9,861,408	8,083,538
Total			14,656,854	12,129,773

Due to related parties - current portion			1,284,130	352,801
Due to related parties - non-current portion			13,372,724	11,776,972
Total			$14,656,854	$12,129,773

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

Interest expense on loans from related parties aggregated approximately $336,000 and $246,000 for the nine months ended September 30, 2012 and 2011, respectively. Interest expense on loans from related parties aggregated approximately $120,000 and $103,000 for the three months ended September 30, 2012 and 2011, respectively.

5.	MAJOR CUSTOMERS

During the nine months ended September 30, 2012, the Company sold all of its products to customers located in China. Two customers accounted for approximately 70% and 19% of sales for the nine months ended September 30, 2012. During nine months ended September 30, 2011, four customers accounted for approximately 59.0%, 14.4%, 11.8% and 11.7% of sales.

During three months ended September 30, 2012, we have a few customers. One customer returned goods purchased during March 2012, which offset total amount of sales for the three months ended September 30, 2012. During three months ended September 30, 2011, three customers accounted for approximately 57.6%, 37.9% and 15.2% of sales, respectively.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

As of September 30, 2012, the Company had approximately $4,000,000 and $500,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2012 and December 31, 2011 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2012 and December 31, 2011. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended September 30, 2012 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended September 30, 2012 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of September 30, 2012, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20 megawatts (MW) per annum.

During the nine months ended September 30, 2012, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 30%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. During the nine months ended September 30, 2012, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usage in Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of September 30, 2012, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of September 30, 2012, the net book value of our property, plant and equipment was $6,863,055.

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

RESULTS OF OPERATIONS

Comparison of Three Months Ended September 30, 2012 and 2011:

Revenues. In the current period, revenue was nil, compared to $1,077,807 for the same period in 2011. Our revenues were generated from the sales of silicon wafers for both periods. During the third quarter of 2012, products sold in March 2012 were returned by customers, which offset the sales recognized during current period. Management has decided this transaction as a one-time transaction and expected no further returns from customers.

Cost of Sales. Cost of sales was $19,770 compared to $1,421,033 for the prior period, a $1,401,263 or 98.6% decrease. During the quarter ended September 30, 2012, the Company had limited amount of net sales. One customer returned products purchased in March 2012. $19,770 represented the amount of cost of products sold over the cost of products returned.

Gross Loss. In the current period, gross loss was $19,770; compared to gross loss of $343,226 for the same period in previous year because of reasons discussed above.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses remained at same level as the prior period. General and administrative expenses incurred during the three months ended September 30, 2012 was $127,233 representing $23,532 or 15.6% decrease compared with $150,765 for the same period of 2011.

Selling Expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended September 30, 2012 and 2011 were $10,569 and $8,342, respectively, representing an increase of $2,227 or 26.7%. The increase was primarily due to the company’s increase in certain exhibition and other selling efforts during the third quarter of 2012.

Non-operating Income. During three months ended September 30, 2012, non-operating income was $9,138. During the corresponding period of 2011, non-operating income was $4,804.

Interest Expenses. Interest expenses, net of interest income, decreased by $13,775 or 10.3% from $133,799 in the same period of 2011 to $120,024 in the current period, because the interest rate on loans in current period was slightly lower than that of the same period of 2011.

Net Loss. In the current period, net loss decreased by $362,930 or 57.4% to $268,820 from $631,750 for the prior period. The decrease was mainly due to the reasons discussed above.

Comparison of Nine Months Ended September 30, 2012 and 2011:

Revenues. During the nine months ended September 30, 2012, revenue was $618,200, compared to $2,800,853 for the same period of 2011, representing a decrease of $2,182,653 or 77.9%. The decrease was caused by the reduction of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for both periods. During the nine months ended September 30, 2012, the selling price of our silicon wafers was unexpectedly low due to fierce competition. As a result, the company decided to reduce the sales amount of silicon wafers, which resulted in a decline in our revenue. During the third quarter of 2012, our products sold in March 2012 were returned by customers. Management has decided this transaction as a one-time transaction and expected no further returns from customers.

Cost of Sales. Cost of sales was $796,806 for nine months ended September 30, 2012; compared to $3,814,213 for the same period prior year, a $3,017,407 or 79.1% decrease. The decrease was primarily due to the decreased sales of silicon wafers.

Gross Loss. During the nine months ended September 30, 2012, gross loss was $178,606; compared to gross loss of $1,013,360 for the same period in previous year. The Company sold products below costs and took inventory markdown of $106,646 and $784,060 for the nine month ended September 30, 2012 and 2011, respectively.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses remained at same level as the prior period. General and administrative expenses incurred during the nine months ended September 30, 2012 was $514,646, representing $11,412 or 2.2% decrease compared with $526,058 for the same period of 2011.

Selling Expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the nine months ended September 30, 2012 and 2011 were $18,067 and $26,566, respectively, representing a decrease of $8,499 or 32.0%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the first six months of 2012, which was partially offset by an increase in these expenses in the three months ended September 30, 2012.

Non-operating Income. During nine months ended September 30, 2012, non-operating income was $16,132. During the corresponding period of 2011, non-operating income was $26,067.

Interest Expenses. Interest expenses, net of interest income, increased by $19,675 or 5.7% from $343,005 in the prior period to $362,680 in the current period. The increase was mainly due to an increased amount of borrowings.

Net Loss. In the current period, net loss decreased by $826,669 or 43.8% to $1,058,660 from $1,885,329 for the prior period. The increase was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2012, we had total current assets of $3,960,489 and total current liabilities of $2,661,428, resulting in a working capital of $1,299,061. Cash and cash equivalents were $44,474 at the beginning of the period and increased to $1,356,854 at the end of the period ended September 30, 2012.

During the nine months ended September 30, 2012, cash used in operations was $836,452, a decrease of 69.1% from $2,708,176 for the same period of 2011. The decrease was mainly due to the decrease in net loss, the increase of collection of account receivables, the decrease in payment to vendors and the decrease in raw materials purchased in the period. During current period, net cash outflow resulting from decreased accounts payable was $68,626, but the Company generated net cash outflow of $448,525 resulting from decreased accounts payable during the same period previous year. Net cash outflow used in inventory was $680,134 in nine months ended September 30, 2012, a decrease of $1,088,653 compared with $1,768,787 cash outflow used in the same period last year.

During nine months ended September 30, 2012, our investing activities provided net cash inflow of $120,799, mainly due to government subsidy on property and equipment of $150,060 granted to the Company during nine months ended September 30, 2012. There was no subsidy of such received during the same period of 2011. During nine months ended September 30, 2011, we spent $425,306 in the acquisition of property and equipment.

Net cash provided by financing activities in the nine months ended September 30, 2012 was $2,017,127, a 27.9% decrease from $2,795,919 for the same period of 2011. This decrease was mainly due to a decrease in advances received from related parties. The Company received loans from related parties in the amount of $2,491,004 in the current period, compared to $4,489,106 in the same period prior year. The Company did not receive any loans from any other unrelated parties in the current period, but it repaid $473,877 and $1,693,187 in loans from a local financial institution in the nine months ended September 30, 2012 and 2011, respectively.

The Company’s difficult financial position, continuous losses, low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate	September 30, 2012	December 31, 2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 1, 2013	3.5%	$3,216,263	$3,217,743
Ms. Ling Chen, President	Due on demand	3.5%	1,125,016	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 1, 2013	3.5%	454,167	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December 1, 2013	3.5%	9,861,408	8,083,538
Total			14,656,854	12,129,773

Due to related parties - current portion			1,284,130	352,801
Due to related parties - non-current portion			13,372,724	11,776,972
Total			$14,656,854	$12,129,773

1.	Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company

Non-Trade Transactions

All loans the Company borrowed from Mr. Chen will bear interest at the interest rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of the accrued interest when its cash flow circumstance allows. During the nine months ended September 30, 2012, the Company accrued an interest of $87,034 on the loans from Mr. Chen.

Ms. Ling Chen, President of the Company

Non-Trade Transactions

As of September 30, 2012, the Company borrowed approximately $1,125,016 from Ms. Ling Chen. On May 5, 2011, Ms. Ling Chen and the Company entered into an amendment to the loans. The amendment sets forth that all loans from Ms. Ling Chen will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. Loans borrowed from Ms. Ling Chen are payable on demand. During the nine months ended September 30, 2012, the Company accrued an interest of $19,451 on the loans from Ms. Ling Chen.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transaction

On May 5, 2011, Yuemao Technology and the Company entered into an amendment to the loan. The amendment sets forth that all loans from Yuemao Technology will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the nine months ended September 30, 2012, the Company accrued an interest of approximately $218,057 on the loans from Yuemao Technology.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC, which is controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen.

Non-Trade Transactions

On May 5, 2011, Yuemao Laser and the Company entered into an amendment to the loans. The amendment sets forth that all loans the Company borrowed from Yuemao Laser will bear an interest at the rate of 3.5% per annum starting from January 1, 2011. The Company can make repayment of accrued interest when its cash flow circumstance allows. During the nine months ended September 30, 2012, the Company accrued an interest of approximately $12,397 on loans from Yuemao Laser.

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

As of September 30, 2012, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the nine months ended September 30, 2012, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs, including the Company’s CEO, Mr. Wensheng Chen, Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of September 30, 2012, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

A material weakness is a deficiency, or a combination of deficiencies, in disclosure controls and procedures, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weaknesses described below, management concluded that our disclosure controls and procedures were ineffective as of September 30, 2012.

The specific material weakness identified by the Company’s management as of September 30, 2012 are described as follows:

●	The Company is lacking qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.
●	We currently do not have an audit committee.

Remediation Initiative

●	We are committed to establishing the disclosure controls and procedures but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources by September 30, 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engaging an accounting firm to assist the Company in improving the Company’s internal control system based on the COSO Framework. We also will increase our efforts to hire the qualified resources.
●	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

Conclusion

The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of generally accepted accounting principles accepted in the United States of America commensurate with the Company’s disclosure controls and procedures requirements, which resulted in a number of deficiencies in disclosure controls and procedures that were identified as being significant. The Company’s management believes that the number and nature of these significant deficiencies, when aggregated, was determined to be a material weakness.

Despite of the material weaknesses and deficiencies reported above, the Company’s management believes that its condensed consolidated financial statements included in this report fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented and that this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report.

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

PART II. OTHER INFORMATION

Item 1.     Legal Proceedings.

As of September 30, 2012, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.  Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on April 4, 2012.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.     Defaults upon Senior Securities.

None.

Item 4.     Mine Safety Disclosures.

Not applicable.

Item 5.     Other Information.

None.

Item 6.     Exhibits

Exhibit No.	Description
10.7*	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar, Wensheng Chen, Zhuhai Yuemao Laser Facility Engineering Co., Ltd. and Yuemao Science & Technology Group
10.8*	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar and Ling Chen
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

101 **	Financial statements and footnotes of Universal Solar Technology, Inc. for the fiscal quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language) pursuant to Rule 405 of Regulation S-T (furnished herewith)

* Filed with the SEC on May 6, 2011 with Form 10-Q as exhibits.

** Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, or Section 18 of the Securities Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
November 13, 2012

By:	/s/ Weilei Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 13, 2012

