Form 10-K
period 2012-12-31
Universal Solar Technology, Inc.
filed 2013-03-28
CIK 1434389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2012, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on March 28, 2013: 22,599,974 shares.

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

As of December 31, 2012, we have eleven mono-crystalline silicon ingot growers. The maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During 2012, due to a significant decrease in the selling price of our products, we were forced to reduce the capacity utilization rate of our silicon wafer production machines from 37% to approximately 23%.

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

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage.  The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008.  As of December 31, 2012, we have completed the construction of five workshops. Two out of the five workshops are in operation with each comprises of 2,016 square meters.

As of December 31, 2012, the net book value of our property, plant and equipment was $3,003,289.

Operation

In fiscal 2012, we shipped our silicon wafers to customers primarily located in China. We plan to expand sales of our products to the EU, North America and Africa in the future.

We plan to expand the production capacity of our existing product lines through purchasing additional equipment and recruiting more employees. We also plan to produce solar cells by ourselves and provide advanced applications of solar energy to complete the value chain of this industry.

Key Financial Indicators

During fiscal 2012 and 2011, we had net sales of $649,616 and $3,282,270, respectively, representing a decrease of $2,632,654 or 80.2% for the fiscal year of 2012, compared to the prior comparable period. During fiscal 2012, our business generated a gross loss of $704,872; comparably, we realized a gross loss of $1,497,746 during fiscal year 2011. Losses from operations for fiscal 2012 and 2011 were $5,192,643 and $2,272,087, respectively. The net losses for fiscal 2012 and 2011 were $5,663,510 and $2,704,397, respectively.

As of December 31, 2012, we had cash of $160,927, and a net book value for property, plant, equipment and land-use rights of $3,424,709. At December 31, 2012, we had total liabilities of $15,564,801 and an accumulated deficit of $9,887,181.

During fiscal 2012, the net cash used in our operating activities was $1,289,137. We raised $1,829,328 through related parties’ loans and repaid short-term loans of $475,491 to local financial institutions.

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

In fiscal 2012, the silicon wafers production industry in China underwent a major re-organization. As a result of this reorganization there are fewer although potentially stronger competitors.

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

Specifications Monocrystalline silicon Dimension (mm): 1588×802×45 Tolerance: ± 5% Weight: 15.6kg Maximum system voltage: 1000V DC

Solar modules GYSP-175

Characteristics

Open circuit voltage(Voc): 44.06V

Optimum operating voltage:(Vmp) 35.5V

Short circuit current (Isc): 5.25A

Optimum operating current(Imp):4.95A

Peak power(Pm): 175W

Specifications Monocrystalline silicon Dimension(mm): 1580×808×37 Tolerance: ±5% Weight: 15.3kg Maximum system voltage: 1000V DC

Solar modules GYSP-180

Characteristics

Open circuit voltage(Voc): 44.9V

Optimum operating voltage:(Vmp) 38.6V

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

Factory:

As of December 31, 2012, we have completed five workshops, two of which are in operation. We have also built office building, dormitory and canteen in NUST’s manufacturing facility in Nanyang City, Henan province of the PRC.

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

In fiscal 2012, two customers accounted for approximately 52% and 25% of sales, no other customer accounted for over 10% of sales. During fiscal 2011, two customers accounted for approximately 53.1% and 10.5% of our sales, comparably.

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

EMPLOYEES AND ORGANIZATION

As of December 31, 2012, we had 96 full-time employees.  Senior management includes 5 senior officers. We have 14 employees in our administration and accounting departments and 77 employees dedicated to production at NUST. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

RESEARCH AND DEVELOPMENT

Due to financial restraints, we were unable to devote any resources to research and development in 2012 and 2011 as planned.

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

We incurred a gross loss of $704,872, representing a gross loss margin of 108.5% during fiscal 2012; comparably our principal business generated gross loss of $1,497,746 during 2011, representing a gross loss margin of 45.6%. We have also incurred net losses of $5,663,510 and $2,704,397 for the years ended December 31, 2012 and 2011, respectively. We may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis.

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

The PRC legal system is a civil law system based on written statutes. Unlike common law systems, decided legal cases have little precedence.  In 1979, the PRC government began to promulgate a comprehensive system of laws and regulations governing economic matters in general.  The overall effect of legislation over the past 33 years has significantly enhanced the protections afforded to various forms of foreign investment in China.  Each of our PRC operating subsidiaries and affiliates is subject to PRC laws and regulations.  However, these laws and regulations change frequently and the interpretation and enforcement involve uncertainties. For instance, we may have to resort to administrative and court proceedings to enforce the legal protection that we are entitled to by law or contract.  However, since PRC administrative and court authorities have significant discretion in interpreting statutory and contractual terms, it may be difficult to evaluate the outcome of administrative court proceedings and the level of law enforcement that we would receive in more developed legal systems. Such uncertainties, including the inability to enforce our contracts, could affect our business and operation.  In addition, intellectual property rights and confidentiality protections in China may not be as effective as in the United States or other countries. Accordingly, we cannot predict the effect of future developments in the PRC legal system, particularly with regard to the industries in which we operate, including the promulgation of new laws. This may include changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.  These uncertainties could limit the availability of law enforcement, including our ability to enforce our agreements with the government entities and other foreign investors.

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

ITEM 1B UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2. PROPERTIES

Our principal executive offices are located at No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province, the People’s Republic of China 519060. This is the office of our Chairman and CEO, Mr. Wensheng Chen.  Our telephone number at our principal executive office is 86-756-8682610.

We are in the process of constructing manufacturing facilities in Nanyang City, Henan Province in China. We currently have two product lines: silicon wafers and PV modules. As of December 31, 2012, five workshops, one office building, one dormitory and one canteen had been completed.

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

2012	High	Low
Q1	$0.012	$0.012
Q2	$0.012	$0.012
Q3	$0.012	$0.012
Q4	$0.012	$0.012

2011	High	Low
Q1	$0.44	$0.05
Q2	$0.4	$0.4
Q3	$0.4	$0.4
Q4	$0.4	$0.01

SHAREHOLDERS OF RECORD

As of March 28, 2013, there were 31 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of December 31, 2012, we had eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Thus, our current production capacity is approximately 132 tons of mono-crystalline silicon ingots per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8W per silicon wafer, our current production capacity is approximately 20MW per annum.

During fiscal 2012, due to a significant decrease in the selling price of our products, we were forced to reduce the capacity utilization rate of our silicon wafer production machines from 37% to approximately 23%.

Product Line 2 - PV Modules

Currently, we purchase solar cells from outside vendors to manufacture PV modules. We have two semi-automatic PV module production lines. Our existing production capacity is approximately 20MW of PV modules per annum. During fiscal 2012, we did not produce commercial quantities of PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan province, PRC for industrial use.  The land use rights expire on July 23, 2060.  In 2008, we began construction of our manufacturing facilities on this site. As of December 31, 2011, we completed the construction of five workshops, two out of five are in operation.

As of December 31, 2012 and 2011, net book value of our property, plant and equipment was $3,003,289 and $7,486,413, respectively.

Operations

In fiscal 2012, we manufactured silicon wafers and shipped our products to customers primarily located in China.

Due to a significant decrease in demand of solar energy products in China, we were forced to reduce the selling price of our products by approximately 60%. This significant price decrease materially impaired our profitability. During fiscal 2012, we incurred a gross loss of $704,872, representing a gross loss margin of 108.5%.

In response to the significant price decline, we decreased sales of our products. As a result, our finished products inventory increased by 144.9% from $250,800 as of December 31, 2011 to $813,508 as of December 31, 2012. We also took mark downs on inventory value of $852,813 and $548,192 for the year 2012 and 2011, respectively.

During fiscal 2012 and 2011, net cash used in operating activities was $1,289,137 and $2,770,891, respectively, of which $852,813 and $548,192 was used to increase inventory.

In fiscal 2013 we plan to promote our current products’ profitability through reducing cost per unit and increasing selling price of our products. We also plan to expand our market to other countries and/or regions when time is right.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2012 to December 31, 2011:

Revenue. Our revenue for the year ended December 31, 2012 decreased by $2,632,654 or 80.2% to $649,616, compared to $3,282,270 for the prior comparable period. The decrease was mainly due to a decreased amount of products sold, resulted from unexpectedly low selling price of our products.

Cost of Sales.  Our cost of sales decreased by $3,425,528 from $4,780,016 for the year ended December 31, 2011 to $1,354,488 for the same period in 2012. The decrease in cost of sales was mainly due to a decreased amount of products sold, resulting from a reduction in the average selling price of our products during fiscal 2012. Gross loss margin increased from 45.6% in 2011 to 108.5% in 2012. The significant increase of gross loss margin is resulting from a reduction in the average selling price of our products and the markdown of $403,501 of our inventory to market value.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses were $709,955 for the year ended December 31, 2012 a decrease of $30,544 or 4.1%, compared to $740,499 for the same period in 2011.  The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include salaries of sales personnel, advertising, and other selling expenses.  Selling expense for the year ended December 31, 2012 and 2011 was $22,400 and $33,842, respectively. The decreased amount of selling expenses was mainly due to the restraint of our financial resources.

Impairment loss. At the end of 2012, we determined that we could no longer justify recording the book value of our equipment at its carrying value, since the reduction in the average selling price of our products, gross loss from sales and continuing losses from operation put in question our prior estimation of the anticipated cash flows from the factory. As a result, we recorded an impairment charge of $3,755,416 on the book value of the equipment. This added that amount to our operating expenses for the year.

Non-operating Income. Non-operating income includes income generated from sales of scrap, such as worn-out carton boxes and steel wire. Non-operating income for the fiscal year of 2012 and 2011 was $16,132 and $26,067.

Interest expenses. Interest expense increased by $28,622 or 6.2% from $458,377 in fiscal 2011 to $486,999 in fiscal 2012. The increase in interest expense was mainly due to increased amounts borrowed from related parties.

Net Loss. The net loss increased by $2,959,113 or 109.4% to $5,663,510 for the year ended December 31, 2012 from $2,704,397 for the same period in 2011.  The increase in net loss is mainly due to the following reasons: (1) a decrease of revenue of $2,632,654 or 80.2% from $3,282,270 in 2011 to $649,616 in 2012; (2) a decreased cost of sales of $3,425,528 or 71.7% from $4,780,016 in 2011 to $1,354,488 in 2012; (3) a increase of operating expense from $771,731 in 2011 to $4,487,771 in 2012; (4) an increase of interest expense from $458,377 to $486,999.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2012, we had total assets of $6,372,883 and total liabilities of $15,564,801.  Cash and cash equivalents at December 31, 2012 were $160,927.

During the year ended December 31, 2012, the net cash used in operations was $1,289,137 and $2,770,891, for fiscal year ended 2012 and 2011, representing a decrease of $1,481,754 or 53.5%. The decrease was mainly due to the following: (1) during fiscal 2012, we spent $852,813 building up inventory, an increase of $304,621 or 55.6%, compared to $548,192 for the same period of 2011; and (2) we used $499,933 to pay accounts payable to our suppliers in fiscal 2011, comparing with a decrease of our accounts payable $55,728 during fiscal 2012.

The net cash used in investing activities was $854,189 during the year ended December 31, 2011. During the same period of 2012, the Company invested $106,508 in purchasing acquisition of property and equipment and received $150,572 from government subsidiary on property and equipment.

The net cash provided by financing activities in the fiscal year of 2012 was $1,353,837, a 58.6% decrease from $3,273,417 for the year in 2011.  This decrease was mainly due to a decrease in advances received from related parties. During fiscal 2011, the Company received $4,975,408 from related parties, compared to $1,829,328 for the same period of 2012. However, the Company repaid $475,491 and $1,701,991 to a local financial institution during fiscal 2012 and 2011, respectively.

As of December 31, 2012 and 2011, the Company had a stockholders’ deficiency of $9,191,918 and 3,498,282, respectively. Further, the Company had accumulated deficit of $9,887,181 since inception. The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have caused difficulties for raising funds from financial market.

Related Party Loans

			December 31,
Related parties	Maturity date	Interest rate	2012	2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December-31-2016	3.50%	$3,204,603	$3,217,743
Ms. Ling Chen, President	December-31-2016	3.50%	1,134,893	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December-31-2016	3.50%	475,284	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December-31-2016	3.50%	9,262,609	8,083,538
Total			14,077,389	12,129,773

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2012 and 2011, the amount due to Mr. Wensheng Chen was $3,204,603 and $3,217,743, respectively.  During fiscal 2012 and 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $116,775 and $111,941, respectively. Mr. Chen has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,134,893 and $352,801 as of December 31, 2012 and 2011, respectively. During fiscal 2012 and 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $29,440 and $10,997, respectively. Ms. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538. During fiscal 2012, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2012, the amount due to Yuemao Technology was $9,262,609.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $301,197 and $213,849, respectively. Yuemao Technology has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Laser was $475,691. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2012, the amounts due to Yuemao Laser were $475,284.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $16,499 and $13,156, respectively. Yuemao Laser has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Future Cash Requirements

During fiscal 2012, the Company completed the construction of three new workshops, thus NUST has five workshops in total. During fiscal 2013, the Company plans to raise approximately $18 million to complete construction of a solar cell production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of December 31, 2012, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs, as referred to in categories (1) above.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

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

Certain amounts included in the 2011 financial statement have been reclassified to conform to the 2012 financial statement presentation.

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

Income (loss) per common share

Basic income (loss) per common share amounts are calculated by dividing net income (loss) by weighted-average common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2012 and 2011 there were no common stock equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2012 and 2011 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2012, our disclosure controls and procedures were not effective.

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

Our management has conducted, with the participation of our CEO and CFO, an assessment, including testing of the effectiveness, of our internal control over financial reporting as of December 31, 2012. Management’s assessment of internal control over financial reporting was conducted using the criteria in Internal Control over Financial Reporting - Guidance for Smaller Public Companies issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on such evaluation, management identified deficiencies that were determined to be a material weakness.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2012.

The specific material weakness identified by the Company’s management as of December 31, 2012 is described as follows:

•	The current staff in the accounting department are inexperienced in U.S. GAAP and they were primarily engaged in ensuring compliance with PRC accounting and reporting requirements. Since our operating subsidiaries are based in China, and in accordance to PRC laws and regulations, they are required to apply PRC GAAP, rather than U.S. GAAP. Our internal accounting staff need substantial training in US GAAP in order to fully meet the requirements as a U.S. public company. The accounting skills and understanding necessary to fulfill the requirements of U.S. GAAP-based reporting, including the preparation of financial statements and consolidation, are inadequate. The Company did not have sufficient and skilled accounting personnel with an appropriate level of technical accounting knowledge and experience in the application of U.S. GAAP commensurate with the Company’s financial reporting requirements, which was determined to be a material weakness.

•	The Company lacks qualified resources to perform the internal audit functions properly. In addition, the scope and effectiveness of the Company’s internal audit function are yet to be developed.

•	We currently do not have an audit committee.

Remediation Initiative

•	We are committed to identifying and hiring personnel with accounting knowledge and experience to fulfill the requirements of U.S. GAAP-based reporting including the preparation of financial statements and consolidation.

•	We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2012. However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures. Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework. In the future, we also will increase our efforts to hire the qualified resources.

•	We intend to establish an audit committee of the board of directors as soon as practicable. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Wensheng Chen	80	Chief Executive Officer and Chairman of the Board	July 25, 2007
Ling Chen	49	President, Treasurer, Secretary and Board Director	July 25, 2007
Weilei Lv	28	Chief Financial Officer	December 29, 2011

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

Mr. Weilei Lv, Chief Financial Officer

Mr. Weilei Lv, age 28, has served since December 2009 as Vice General Manager of Nanyang Universal Solar Technology Co., Ltd. (“NUST”), the Company’s wholly owned subsidiary. As the Vice General Manager of NUST, Mr. Lv was responsible (after the General Manager) for the company’s day to day operations, including purchasing, production, sales and administrative and financial operations. Prior to joining NUST from August 2008 to November 2009 Mr. Weilei Lv was the administrative assistant to the CEO of Zhuhai Yuemao Laser Facility Engineering Co., Ltd. Mr. Weilei Lv graduated from Nanchang Institute of Technology in July 2008. Mr. Lv’s extensive knowledge of solar energy and experience in marketing enables him to provide the Board with insights of solar energy industry that the Company is operating in.

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wensheng Chen received no compensation as Chief Executive Officer during fiscal 2012 and 2011. On December 28, 2010, Mr. Wensheng Chen was appointed Interim Acting Chief Financial Officer of the Company and received no compensation for his services as Chief Financial Officer.

Ms. Ling Chen served as President, Treasurer and Secretary and received no compensation for the years ended December 31, 2012 and 2011.

No other executive officer earned more than $100,000 during 2012 or 2011.

Option exercises and vested stock

None of our executive officers exercised any options or vested in any restricted stock in 2012.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 28, 2013 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,599,974 shares of Common Stock outstanding as of March 28, 2013. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

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

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2012 and 2011, the amount due to Mr. Wensheng Chen was $3,204,603 and $3,217,743, respectively.  During fiscal 2012 and 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $116,775 and $111,941, respectively.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,134,893 and $352,801 as of December 31, 2012 and 2011, respectively. During fiscal 2012 and 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $29,440 and $10,997, respectively. Ms. Chen has agreed that the Company can repay such loans at the time when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538. During fiscal 2012, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2012, the amount due to Yuemao Technology was $9,262,609.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $301,197 and $213,849, respectively.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Laser was $475,691. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2012, the amounts due to Yuemao Laser were $475,284.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $16,499 and $13,156, respectively.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES IN OUR 2012 AND 2011 FISCAL YEARS

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2012 and 2011 are as follows:

	2012	2011
Audit Fees	$29,000	$32,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$29,000	$32,000
Tax Fees	1,350	1,350
All Other Fees	-	$-
Total for independent public audit firms	$30,350	$33,350

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

ALL OTHER FEES

We incurred no other fees for the 2012 and 2011 fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in fiscal 2012.  All of the services provided and fees charged by our independent registered accounting firms in fiscal 2012 were approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	43

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Operations and Comprehensive Loss	F-3

Consolidated Statement of Changes in Stockholder’s Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 44 to this annual report on Form 10-K.

(2) Financial Statement Schedules

Schedule I: Parent Only Financial Statements (page S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009(3)
10.5	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(3)
10.6	Form of Sales Contract dated June 18, 2010 (English Version) (4)
10.7	Employment Agreement, dated March 28, 2011, between Universal Solar Technology Inc. and Xin Ma. (5)
10.8	Letter of Confirmation of Interest of Related Party Loans (6)
10.9	Letter of Confirmation of Interest of Related Party Loans (6)
10.10	Fengcheng Hong Yu Industrial Development and Investment Co. Loan Agreement (7)
10.11	Employment Agreement, dated December 29, 2011, between Universal Solar Technology, Inc. and Weilei Lv. (8)
10.12*	Letter of Confirmation of Related Party Loans
10.13*	Letter of Confirmation of Related Party Loans
21.1	List of Subsidiaries (9)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)*
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)*

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

Date: March 28, 2013

Universal Solar Technology, Inc.

By	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE	TITLE

By /s/ Wensheng Chen	Chief Executive Officer, Chairman of the Board of Directors	March 28, 2013
Wensheng Chen

By /s/ Weilei Lv	Chief Financial Officer
Weilei Lv		March 28, 2013

By /s/ Ling Chen	Director	March 28, 2013
Ling Chen

42

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of

Universal Solar Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiaries as of December 31, 2012 and 2011 and the related consolidated statements of operations and other comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. Our audit also included the financial statement Schedule I. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiaries as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company has not generated cash from its operation, has stockholders’ deficiency of $9,191,918 and has incurred net loss of $9,887,181 since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey

March 22, 2013

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2012	2011
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$160,927	$44,474
Accounts receivable	171,439	331,507
Inventories	1,198,096	735,540
Prepaid expenses and other current assets	1,125,582	1,127,809
TOTAL CURRENT ASSETS	2,656,044	2,239,330

Land use right, net of accumulated amortization of $41,864 and $32,650, respectively	421,420	425,937
Property, plant and equipment, net of accumulated depreciation of $384,950 and $772,270, respectively	3,003,289	7,486,413
Construction in process	292,130	191,427
TOTAL ASSETS	$6,372,883	$10,343,107

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$257,646	$310,899
Accured expenses and other current liabilities	1,229,766	924,065
Short-term loan	-	476,652
Due to related-parties - current portion	-	352,801
TOTAL CURRENT LIABILITIES	1,487,412	2,064,417

Due to related-parties - non-current portion	14,077,389	11,776,972

TOTAL LIABILITIES	15,564,801	13,841,389

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(9,887,181)	(4,223,671)
Accumulated other comprehensive income	72,191	102,317
TOTAL STOCKHOLDERS' DEFICIENCY	(9,191,918)	(3,498,282)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,372,883	$10,343,107

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE

	Years Ended December 31,
	2012	2011
SALES	$649,616	$3,282,270
COST OF SALES	1,354,488	4,780,016

GROSS LOSS	(704,872)	(1,497,746)

OPERATING EXPENSES
General and administrative expenses	709,955	740,499
Selling expenses	22,400	33,842
Impairment loss	3,755,416	-
TOTAL OPERATING EXPENSES	4,487,771	774,341

LOSS FROM OPERATIONS	(5,192,643)	(2,272,087)

Non-operating income	16,132	26,067
Interest expenses, net of interest income	(486,999)	(458,377)

NET LOSS	(5,663,510)	(2,704,397)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation adjustment	(30,126)	50,208

COMPREHENSIVE LOSS	$(5,693,636)	$(2,654,189)

Loss per common share - basic and diluted	$(0.25)	$(0.12)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

					OTHER
	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	INCOME	TOTAL
BALANCE - DECEMBER 31, 2010	22,599,974	$2,260	$620,812	$(1,519,274)	$52,109	$(844,093)
Foreign currency translation adjustment	-	-	-	-	50,208	50,208
Net loss	-	-	-	(2,704,397)	-	(2,704,397)
BALANCE - DECEMBER 31, 2011	22,599,974	2,260	620,812	(4,223,671)	102,317	(3,498,282)
Foreign currency translation adjustment	-	-	-	-	(30,126)	(30,126)
Net loss	-	-	-	(5,663,510)	-	(5,663,510)
BALANCE - DECEMBER 31, 2012	22,599,974	$2,260	$620,812	$(9,887,181)	$72,191	$(9,191,918)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2012	2011
OPERATING ACTIVITIES:
Net loss	$(5,663,510)	$(2,704,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	644,573	570,714
Amortization of land use right	8,768	8,535
Bad debt provision	60,614	-
Inventory allowance	403,501	310,920
Impairment loss	3,755,416	-
Changes in operating assets and liabilities:
Accounts receivable	100,797	(291,732)
Prepaid expenses and other assets	13,604	(123,045)
Inventories	(852,813)	(548,192)
Accounts payable	(55,728)	(499,933)
Accrued expenses and other current liabilities	295,641	506,239
NET CASH USED IN OPERATING ACTIVITIES	(1,289,137)	(2,770,891)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(106,508)	(854,189)
Government subsidy on property and equipment	150,572	-
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	44,064	(854,189)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	(475,491)	(1,701,991)
Proceeds from related parties loans	1,829,328	4,975,408
NET CASH PROVIDED BY FINANCING ACTIVITIES	1,353,837	3,273,417

Effect of exchange rate changes on cash	7,689	3,179

Increase (decrease) in cash	116,453	(348,484)

Cash - Beginning of year	44,474	392,958

Cash - End of year	$160,927	$44,474

Supplemental disclosures of cash flow information:
Interest paid	$36,688	$114,431
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

Certain amounts included in the 2011 financial statement have been reclassified to conform to the 2012 financial statement presentation.

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. The allowance for doubtful accounts was $61,384 and $nil for the year ended December 31, 2012 and 2011, respectively.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. The Company recorded inventory markdown allowance of $403,501 and $310,920 for the year 2012 and 2011, respectively.

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

Research and development costs

Research and development costs are charged to expenses as incurred. The research and development costs were zero for both the fiscal years of 2012 and 2011.

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

December 31, 2012

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

Income (loss) per common share

Basic income (loss) per common share amounts is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2012 and 2011 there were no common stock equivalents outstanding.

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

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2012 and 2011.

Recent accounting pronouncements

In July 2012, the FASB issued Accounting Standards Update No. 2012-02 Intangibles — Goodwill and Other (Topic 350): The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform a quantitative impairment test. Under these amendments, an entity would not be required to calculate the fair value of an indefinite-lived intangible asset unless the entity determines, based on a qualitative assessment, that it is not more likely than not, the indefinite-lived intangible asset is impaired. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The amendments are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. Early adoption is permitted, including for annual and interim impairment tests performed as of a date before July 27, 2012, if a public entity’s financial statements for the most recent annual or interim period have not yet been issued. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

In February 2013, the FASB issued Accounting Standards Update No. 2013-02 Comprehensive Income (Topic 220): The objective of this update is to improve the reporting of reclassifications out of accumulated other comprehensive income. The amendments in this update seek to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (GAAP) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. For public entities, the amendments are effective prospectively for reporting periods beginning after December 15, 2012. The Company does not expect the adoption of the provisions in this update will have a significant impact on its consolidated financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	GOING CONCERN

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2012, the Company had a stockholders’ deficiency of $9,191,918. Further, the Company has incurred net losses of $9,887,181 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there can be no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4.	INVENTORIES

As of December 31, 2012 and 2011, inventories, net, consist of:

	December 31, 2012	December 31, 2011
Raw materials	$273,737	$402,251
Finished goods	813,508	250,800
Work in process	67,117	35,870
Supply materials	43,734	46,619
Inventories - net	$1,198,096	$735,540

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2012 and 2011, prepaid expenses and other current assets consist of:

	December 31,
	2012	2011
Input Value Added Tax	$1,063,826	$851,407
Other prepaid expenses	61,756	276,402
Total	$1,125,582	$1,127,809

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

6.	LAND-USE RIGHT

On December 1, 2008, NUST acquired the right to use a block of land of 71,345.70 square meters for fifty years the local government in the PRC, which is used for its office and production facilities. The cost of RMB 2,886,300 ($422,843 translated at the December 31, 2009 exchange rate) is being amortized using the straight line method over the fifty years’ time.

As of December 31, 2012 and 2011, the net value of land use right was$421,420 and $425,937, respectively. On July 27, 2010, the “Certificate of Right of Use of Land” has been issued to NUST.

7.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2012 and 2011, property, plant and equipment, net, consist of:

	December 31, 2012	December 31, 2011	Life
Building	$2,570,809	$2,682,512	20 - 30 years
Production equipment	556,249	5,317,612	10 years
Office equipment	124,079	122,849	3 years
Automobile	137,102	135,710	3 - 5 years
Total	3,388,239	8,258,683
Less accumulated depreciation	(384,950)	(772,270)
Property, plant and equipment - net	$3,003,289	$7,486,413

8.	Accrued expenses and other current liabilities

As of December 31, 2012 and 2011, accrued expenses and other current liabilities consist of:

	December, 31
	2012	2011

Accrued interests	$826,928	$356,094
Other payables	238,652	298,737
Accrued payroll and other accrued expenses	164,186	269,234
Total	$1,229,766	$924,065

9.	SHORT-TERM LOAN

The following table sets forth detailed information regarding the short-term loans with Fangcheng Hong Yu, which was entered into in June 2011:

Maturity date	Interest rate (per annum)	Note	December 31, 2012	December 31, 2011
June-20-2012	9.60%	(1)	-	476,652
	Total		$-	476,652

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

10.	DUE TO RELATED PARTIES

Due to related parties consists of:

			December 31,
Related parties	Maturity date	Interest rate	2012	2011
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December-31-2016	3.5%	$3,204,603	$3,217,743
Ms. Ling Chen, President	December-31-2016	3.5%	1,134,893	352,801
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December-31-2016	3.5%	475,284	475,691
Yuemao Science & Technology Group (“Yuemao Technology”)	December-31-2016	3.5%	9,262,609	8,083,538
Total			14,077,389	12,129,773

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2012 and 2011, the amount due to Mr. Wensheng Chen was $3,204,603 and $3,217,743, respectively.  During fiscal 2012 and 2011, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $116,775 and $111,941, respectively. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,134,893 and $352,801 as of December 31, 2012 and 2011, respectively. During fiscal 2012 and 2011, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $29,440 and $10,997, respectively. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Technology was $8,083,538. During fiscal 2012, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of December 31, 2012, the amount due to Yuemao Technology was $9,262,609.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $301,197 and $213,849, respectively. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2011, the amount due to Yuemao Laser was $475,691. During fiscal 2011, Yuemao Laser paid various expenses on behalf of the Company. As of December 31, 2012, the amounts due to Yuemao Laser were $475,284.

During fiscal 2012 and 2011, all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $16,499 and $13,156, respectively. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

11.	MAJOR CUSTOMER

During the twelve months ended December 31, 2012, the Company has sold all of its products to customers located in China. Two customers accounted for 51.6% and 24.5% of sales, respectively. During the year 2011, two customers accounted for approximately 53.1% and 10.5% of sales, respectively. No other single customer accounted for over 10% of sales.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2012

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

As of December 31, 2012, the Company had approximately $9,300,000 and $558,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 and 2030.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2012 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

The comparison of income tax expense at the U.S. statutory rate of 35% in 2012 and 2011, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2012	2011

U.S. Statutory rate	$(1,982,229)	$(946,539)
Tax rate difference between China and U.S.	563,327	269,462
Change in Valuation Allowance	1,418,902	677,077
Effective tax rate	$-	$-

13.	COMMITMENTS AND CONTINGENCIES

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

December 31, 2012

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

Schedule I: Condensed Parent Only Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC.

BALANCE SHEETS

	December 31,
	2012	2011
Assets
Cash	$1,234	$1,234
Total Assets	1,234	1,234

Liabilities and Stockholders' Deficiency
Investment in and advances to Subsidiaries	9,004,337	3,302,881
Accrued expenses and other payable	41,129	48,949
Due to Stockholders and related parties	147,686	147,686
Total Liabilities	9,193,152	3,499,516

Stockholders' Deficiency	(9,191,918)	(3,498,282)

Total Liabilities and Stockholders' Deficiency	$1,234	$1,234

S-1

UNIVERSAL SOLAR TECHNOLOGY, INC.

STATEMENTS OF OPERATIONS

	Year ended December 31,
	2012	2011
Loss from investment in subsidiaries	$(5,559,228)	$(2,576,886)

Cost and Expenses
Selling, general and administrative expenses	104,282	127,511
Total cost and expenses	104,282	127,511

Net Loss	$(5,663,510)	$(2,704,397)

S-2

UNIVERSAL SOLAR TECHNOLOGY, INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2012		2011
OPERATING ACTIVITES	$		$
Net Loss		(5,663,510)		(2,704,397)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in subsidiaries		5,559,228		2,576,886
Accrued expenses and other payables		(7,820)		(17,940)
NET CASH USED IN OPERATING ACTIVITIES		(112,102)		(145,451)

INVESTING ACTIVITIES
Repayment from subsidiaries		112,102		82,841
NET CASH PROVIDED BY INVESTING ACTIVITIES		112,102		82,841

FINANCING ACTIVITIES
Loan from stockholders and related parties		-		62,310
NET CASH FROM FINANCING ACTIVITIES		-		62,310

EFFECT OF EXCHANGE RATE CHANGES ON CASH		-		-

DECREASE IN CASH		-		(300)

CASH - BEGINNING OF YEAR		1,234		1,534

CASH - END OF YEAR		$1,234		$1,234

S-3