Form 10-Q
period 2013-03-31
Universal Solar Technology, Inc.
filed 2013-05-20
CIK 1434389

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____ to ____

Commission file number: 333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-0768064
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

No. 1 Pingbei Road 2, Nanping Science & Technology Industrial Park, Zhuhai City, Guangdong Province The People’s Republic of China 519060
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of May 20, 2013 was 22,599,974 shares.

PART	I. FINANCIAL INFORMATION

Item	1. Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$43,162	$160,927
Accounts receivable	77,188	171,439
Inventories	605,182	1,198,096
Prepaid expenses and other current assets	1,141,988	1,125,582
TOTAL CURRENT ASSETS	1,867,520	2,656,044

Land use right, net of accumulated amortization of $44,220 and $41,864, respectively	420,503	421,420
Property, plant and equipment, net of accumulated depreciation of $435,893 and $384,950, respectively	2,970,517	3,003,289
Construction in process	293,038	292,130
TOTAL ASSETS	$5,551,578	$6,372,883

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$245,202	$257,646
Accured expenses and other current liabilities	1,226,589	1,229,766
TOTAL CURRENT LIABILITIES	1,471,791	1,487,412

Due to related-parties - non-current portion	14,105,398	14,077,389

TOTAL LIABILITIES	15,577,189	15,564,801

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(10,708,523)	(9,887,181)
Accumulated other comprehensive income	59,840	72,191
TOTAL STOCKHOLDERS' DEFICIENCY	(10,025,611)	(9,191,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,551,578	$6,372,883

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
SALES	$-	$375,035
COST OF SALES	604,018	526,947

GROSS LOSS	(604,018)	(151,912)

OPERATING EXPENSES
General and administrative expenses	93,049	166,488
Selling expenses	1,446	2,687
TOTAL OPERATING EXPENSES	94,495	169,175

LOSS FROM OPERATIONS	(698,513)	(321,087)

Interest expenses, net of interest income	(122,829)	(117,903)

NET LOSS	(821,342)	(438,990)

OTHER COMPREHENSIVE LOSS
Foreign currency translation adjustment	(12,351)	(770)

COMPREHENSIVE LOSS	$(833,693)	$(439,760)

Loss per common share - basic and diluted	$(0.04)	$(0.02)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(821,342)	$(438,990)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	49,651	152,673
Amortization of land use right	2,223	2,181
Inventory allowance	604,018	176,755
Changes in operating assets and liabilities:
Accounts receivable	94,602	(162,799)
Prepaid expenses and other assets	(12,884)	33,402
Inventories	(8,530)	(273,480)
Accounts payable	(13,220)	316,402
Accrued expenses and other current liabilities	(5,489)	154,940
NET CASH USED IN OPERATING ACTIVITIES	(110,971)	(38,916)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(7,625)	-
Government subsidy on property and equipment	-	(19,209)
NET CASH USED IN INVESTING ACTIVITIES	(7,625)	(19,209)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from related parties loans	521	119,181
NET CASH PROVIDED BY FINANCING ACTIVITIES	521	119,181

Effect of exchange rate changes on cash	310	636

Increase (decrease) in cash	(117,765)	61,692

Cash - Beginning of period	160,927	44,474

Cash - End of period	$43,162	$106,166

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2013 and the results of operations and cash flows for the periods ended March 31, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2012 as included in our Annual Report on Form 10-K.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2013, the Company had a stockholders’ deficiency of $10,025,611 and has accumulated deficit of $10,708,523 since inception. These factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2013, the Company does not have sufficient capital to meet its planned expansion. In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands of construction of new solar cell production facility.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2013 and December 31, 2012, prepaid expenses and other current assets consist following:

	March 31, 2013	December 31, 2012
Input Value Added Tax	$1,079,708	$1,063,826
Other prepaid expenses and other current assets	62,280	61,756
	$1,141,988	$1,125,582

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	March 31, 2013	December 31, 2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,199,701	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,138,421	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	475,884	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,291,392	9,262,609
Total			$14,105,398	$14,077,389

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2012, the amount due to Mr. Wensheng Chen was $3,204,603. During first quarter of 2013, loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum. As of March 31, 2013, amount due to Mr. Chen was $3,199,701. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,134,893 as of December 31, 2012. During first quarter of 2013, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum. As of March 31, 2013, amount due to Ms. Ling Chen was $1,138,421. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2012, the amount due to Yuemao Technology was $9,262,609. During first quarter of 2013, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of March 31, 2013, the amount due to Yuemao Technology was $9,291,392. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2012, the amounts due to Yuemao Laser were $475,284. During first quarter of 2013, Yuemao Laser paid various expenses on behalf of the Company. As of March 31, 2013, the amounts due to Yuemao Laser were $475,884. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2013, the Company did not sell any of its products and had no customer.

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

As of March 31, 2013, the Company had approximately $10,100,000 and $564,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2013 and December 31, 2013 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2013 and December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 28, 2013.

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended March 31, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of March 31, 2013, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the three months ended March 31, 2013, the capacity utilization rate of our silicon wafer production machines fluctuated between 20% and 30%.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. During the three months ended March 31, 2013, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usage in Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of March 31, 2013, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of March 31, 2013, the net book value of our property, plant and equipment was $2,970,517.

Critical Accounting Policies

During the three months ended March 31, 2013, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2013 and 2012:

Revenues. In the current period, revenue was $nil, compared to $375,035 for the prior period. The decrease was due to a decrease of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for three months ended March 31, 2012. During the first quarter of 2013, the market condition of our silicon wafers was unexpectedly difficult. As a result, the company decided to reduce the sales amount of silicon wafers, which resulted in a decline in our revenue.

Cost of Sales. Cost of sales was $604,018 compared to $526,947 for the same period of 2012. During the first quarter of 2013, the Company charged $604,018 into cost of sales as allowance of inventory. The Company wrote down its inventory for estimated obsolescence inventory equal to the difference between the cost of inventory and the estimated market value taking into consideration assumptions about future demand and market conditions.

Gross Loss. The Company generated $604,018 gross loss during the current period; compare to gross loss $151,912 for the same period in previous year. The gross loss generated from the three months ended March 31, 2013 was due to allowance of inventory charged into cost of sales.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $93,049 and $166,488 for the three months ended March 31, 2013 and 2012, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended March 31, 2013 and 2012 were $1,446 and $2,687, respectively, representing a decrease of $1,241 or 46.2%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the first quarter of 2013.

Interest expenses. Interest expenses, net of interest income, increased by $4,926 or 4.2% from $117,903 in the prior period to $122,829 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss. In the current period, net loss increased by $382,352 or 87.1% to $821,342 from $438,990 for the prior period. The decrease was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2013, we had total current assets of $1,867,520 and total current liabilities of $1,471,791, resulting in a working capital of $395,729. Cash and cash equivalents were $160,927 at the beginning of the quarter ended March 31, 2013 and decreased to $43,162 at the end of the quarter ended March 31, 2013.

During the quarter ended March 31, 2013, cash used in operations was $110,971, an increase of 185.2% from $38,916 for the same period of 2012. The increase was mainly due to the following reasons: (1) cash spent on paying prepaid expenses and other current assets were $12,884 during first quarter of 2013; (2) cash spent on purchasing inventories decreased $264,950 or 96.9% to $8,530, comparing with net cash of $273,480 spent on purchasing inventories during the same period of 2012; (3) we used $13,220 to pay accounts payable to our suppliers in first quarter of 2013, comparing with a decrease of our accounts payable $316,402 during same period of 2012. and (4) during the first quarter of 2013 and 2012, the Company charged $604,018 and $176,755 as allowance of inventory, respectively.

Net cash used in investing activities for the current period decreased by $11,584 to $7,625 from $19,209 in the prior period.

Net cash provided by financing activities in the three months ended March 31, 2013 and 2012 were $521 and $119,181, respectively. This decrease was mainly due to a decrease in advances received from related parties.

The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate	March 31, 2013	December 31, 2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,199,701	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,138,421	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	475,884	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,291,392	9,262,609
Total			$14,105,398	$14,077,389

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2012, the amount due to Mr. Wensheng Chen was $3,204,603. During first quarter of 2013, loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum. As of March 31, 2013, amount due to Mr. Chen was $3,199,701. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,134,893 as of December 31, 2012. During first quarter of 2013, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum. As of March 31, 2013, amount due to Ms. Ling Chen was $1,138,421. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2012, the amount due to Yuemao Technology was $9,262,609. During first quarter of 2013, Yuemao Technology paid various expenses on behalf of the Company and loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. As of March 31, 2013, the amount due to Yuemao Technology was $9,291,392. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2012, the amounts due to Yuemao Laser were $475,284. During first quarter of 2013, Yuemao Laser paid various expenses on behalf of the Company. As of March 31, 2013, the amounts due to Yuemao Laser were $475,884. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

Future Cash Requirements

During 2013, the Company plans to raise approximately $18 million to either complete construction of a solar cell production facility or to acquire an existing production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of March 31, 2013, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the three months ended March 31, 2013, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs, including the Company’s CEO, Mr. Wensheng Chen, Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of March 31, 2013, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

As of this quarter reported ended March 31, 2013, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A. Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on March 28, 2013.

Item	2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item	3. Defaults upon Senior Securities.

None.

Item	4. Mine Safety Disclosures.

Not applicable.

Item	5. Other Information.

None.

Item	6. Exhibits

Exhibit No.	Description
10.7	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar, Wensheng Chen, Zhuhai Yuemao Laser Facility Engineering Co., Ltd. and Yuemao Science & Technology Group (1)
10.8	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar and Ling Chen (1)
10.9	Fengcheng Hong Yu Industrial Development and Investment Co. Loan Agreement (2)
10.10	Employment Agreement, dated December 29, 2011, between Universal Solar Technology, Inc. and Weilei Lv. (3)
10.11	Letter of Confirmation of Related Party Loans (4)
10.12	Letter of Confirmation of Related Party Loans (4)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 6, 2011.
(2)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on August 12, 2011.
(3)	Filed as an exhibit to the Current Report on Form 8-K on December 30, 2011.
(4)	Filed as an exhibit to the Annual Report on Form 10-K on March 28, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
May 20, 2013

By:	/s/ Weilei Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 20, 2013

