Form 10-Q
period 2013-09-30
Universal Solar Technology, Inc.
filed 2013-11-12
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of November 11, 2013 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$4,794	$160,927
Accounts receivable	29,837	171,439
Inventories	645,973	1,198,096
Prepaid expenses and other current assets	1,162,328	1,125,582
TOTAL CURRENT ASSETS	1,842,932	2,656,044

Land use right, net of accumulated amortization of $49,359 and $41,864, respectively	422,259	421,420
Property, plant and equipment, net of accumulated depreciation of $543,430 and $384,950, respectively	2,924,573	3,003,289
Construction in process	297,387	292,130
TOTAL ASSETS	$5,487,151	$6,372,883

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$238,990	$257,646
Accured expenses and other current liabilities	1,513,044	1,229,766
TOTAL CURRENT LIABILITIES	1,752,034	1,487,412

Due to related-parties - non-current portion	14,348,234	14,077,389

TOTAL LIABILITIES	16,100,268	15,564,801

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(11,199,233)	(9,887,181)
Accumulated other comprehensive income	(36,956)	72,191
TOTAL STOCKHOLDERS' DEFICIENCY	(10,613,117)	(9,191,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,487,151	$6,372,883

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Nine Months Ended September 30,		Three Months Ended September 30,
	2013	2012	2013	2012
SALES	$-	$618,200	$-	$-
COST OF SALES	604,018	796,806	-	19,770

GROSS LOSS	(604,018)	(178,606)	-	(19,770)

OPERATING EXPENSES
General and administrative expenses	342,421	514,646	107,928	127,233
Selling expenses	2,113	18,067	667	10,569
TOTAL OPERATING EXPENSES	(948,552)	532,713	108,595	137,802

LOSS FROM OPERATIONS	(948,552)	(711,319)	(108,595)	(157,572)

Non-operating income	8,829	16,132	-	9,138
Interest expenses, net of interest income	(372,329)	(362,680)	(124,738)	(120,024)
Loss on foreign currency transactions	-	(793)	-	(362)

NET LOSS	(1,312,052)	(1,058,660)	(233,333)	(268,820)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(109,147)	(11,238)	(91,175)	(9,018)

COMPREHENSIVE LOSS	$(1,421,199)	$(1,069,898)	$(324,508)	$(277,838)

Loss per common share - basic and diluted	$(0.06)	$(0.05)	$(0.01)	$(0.01)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,312,052)	$(1,058,660)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	150,407	478,974
Amortization of land use right	6,691	5,815
Inventory allowance	609,513	106,646
Changes in operating assets and liabilities:
Accounts receivable	143,591	155,586
Prepaid expenses and other assets	(16,372)	15,243
Inventories	(40,180)	(680,134)
Accounts payable	(23,117)	(68,626)
Accrued expenses and other current liabilities	265,690	208,704
NET CASH USED IN OPERATING ACTIVITIES	(215,829)	(836,452)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(18,657)	(29,261)
Government subsidy on property and equipment	-	150,060
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(18,657)	120,799

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	-	(473,877)
Proceeds from related parties loans	82,290	2,491,004
NET CASH PROVIDED BY FINANCING ACTIVITIES	82,290	2,017,127

Effect of exchange rate changes on cash	(3,937)	10,906

Increase (decrease) in cash	(156,133)	1,312,380

Cash - Beginning of period	160,927	44,474

Cash - End of period	$4,794	$1,356,854

Supplemental disclosures of cash flow information:
Interest paid	$-	$34,878
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2013 and the results of operations and cash flows for the periods ended September 30, 2013 and 2012. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2013 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2013. The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2013, the Company had no sales in 2013 and a stockholders’ deficiency of $10,613,117 and has accumulated deficit of $11,199,233 since inception. These factors, among other things, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2013, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands of construction of new solar cell production facility.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2013 and December 31, 2012, prepaid expenses and other current assets consist following:

	September 30, 2013	December 31, 2012
Input Value Added Tax	$1,104,392	$1,063,826
Other prepaid expenses and other current assets	57,936	61,756
	$1,162,328	$1,125,582

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2013	December 31, 2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,202,834	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,155,311	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	479,145	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,510,944	9,262,609
Total			$14,348,234	$14,077,389

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

Loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum. As of September 30, 2013, the balance of interest payable due to Mr. Chen was $316,779. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

Loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum. As of September 30, 2013, the balance of interest payable due to Ms. Ling Chen was $70,448. Ms. Ling Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of September 30, 2013, the balance of interest payable to Yuemao Technology was $756,459. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of September 30, 2013, the intrest payable to Yuemao Laser were $42,146. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

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

As of September 30, 2013, the Company had approximately $10,600,000 and $590,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2013 and December 31, 2013 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2013 and December 31, 2012. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended September 30, 2013 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2013 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of September 30, 2013, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. During the nine months ended September 30, 2013, the Company did not produce any PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usage in Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of September 30, 2013, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of September 30, 2013, the net book value of our property, plant and equipment was $2,924,573.

Critical Accounting Policies

During the nine months ended September 30, 2013, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2013 and 2012:

Revenues.  During three months ended September 30, 2013 and 2012, revenue was $nil. During the third quarter of 2013 and 2012, the market condition of our silicon wafers was unexpectedly difficult. As a result, the company decided to suspend the sales amount of silicon wafers, thus the Company generated no revenue during the period.

Cost of Sales.  Cost of sales was $nil and $19,770 for the three months ended September 30, 2013 and 2012, respectively. During the quarter ended September 30, 2012, the Company had limited amount of net sales. One customer returned products purchased in March 2012. $19,770 represented the amount of cost of products sold over the cost of products returned.

Gross Loss.  The Company generated no gross loss during the current period; compare to gross loss was $19,770 for the same period in previous year, because of reasons discussed above.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $107,928 and $127,233 for the three months ended September 30, 2013 and 2012, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses.  Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended September 30, 2013 and 2012 were $667 and $10,569, respectively. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the thrid quarter of 2013.

Interest expenses.  Interest expenses, net of interest income, increased from $120,024 in the prior period to $124,738 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss.  In the current period, net loss decreased by $35,487 or 13.2% to $233,333 from $268,820 for the prior period. The decrease was mainly due to the reasons discussed above.

Comparison of Nine Months ended September 30, 2013 and 2012:

Revenues.  In the current period, revenue was $nil, compared to $618,200 for the prior period. The decrease was due to a decrease of our silicon wafers sales. Our revenues were generated from the sales of silicon wafers for nine months ended September 30, 2012. During the nine months ended September 30, 2013, the market condition of our silicon wafers was unexpectedly difficult. As a result, the company decided to suspend the sales amount of silicon wafers, thus the Company generated no revenue during the period

Cost of Sales.  Cost of sales was $604,018 compared to $796,806 for the same period of 2012. During the nine months ended September 30, 2013, the Company charged $604,018 into cost of sales as allowance of inventory.

Gross Loss.  The Company generated gross loss of $604,018 during the current period; compare to gross loss was $178,606 for the same period in previous year. The gross loss generated from the nine months ended September 30, 2013 was due to allowance of inventory charged into cost of sales.

General and Administrative Expenses.  General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $342,421 and $514,646 for the nine months ended September 30, 2013 and 2012, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses.  Selling expenses include exhibition and other selling expenses. Selling expenses for the nine months ended September 30, 2013 and 2012 were $2,113 and $18,067, respectively. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the nine months ended September 30, 2013.

Interest expenses.  Interest expenses, net of interest income, increased from $362,680 in the prior period to $372,329 in the current period. The increase was mainly due to an increased amount of loans.

Net Loss.  In the current period, net loss increased by $253,392 to $1,312,052 from $1,058,660 for the prior period. The decrease was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2013, we had total current assets of $1,842,932 and total current liabilities of $1,752,034, resulting in a working capital of $90,898. Cash and cash equivalents were $160,927 at the beginning of the fiscal year 2013 and decreased to $4,794 at the end of the nine months ended September 30, 2013.

During the nine months ended September 30, 2013, cash used in operations was $215,829, a decrease of 74.2% from $836,452 for the same period of 2012. The decrease was mainly due to the following reasons: (1) cash spent on paying prepaid expenses and other current assets were $16,372 during nine months ended September 30, 2013; (2) cash spent on purchasing inventories decreased $639,954 or 94.1% to $40,180, comparing with net cash of $680,134 spent on purchasing inventories during the same period of 2012; (3) we used $23,117 to pay accounts payable to our suppliers in nine months ended September 30, 2013, comparing with a decrease of our accounts payable $68,626 during same period of 2012; and (4) during the nine months ended September 30, 2013 and 2012, the Company charged $609,513 and $106,646 as allowance of inventory, respectively.

Net cash used in investing activities for the current period was $18,657; while net cash provided by investing activities for the same period of 2012 was $120,799 in the prior period. During the nine months ended September 30, 2012, the Company received government subsidy on property and equipment of $150,060.

Net cash provided by financing activities in the nine months ended September 30, 2013 and 2012 were $82,290 and $2,017,127, respectively. This decrease was mainly due to a decrease in advances received from related parties.

The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2013	December 31, 2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,202,834	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,155,311	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	479,145	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,510,944	9,262,609
Total			$14,348,234	$14,077,389

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

Loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum. As of September 30, 2013, the balance of interest payable due to Mr. Chen was $316,779. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

Loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum. As of September 30, 2013, the balance of interest payable due to Ms. Ling Chen was $70,448. Ms. Ling Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of September 30, 2013, the balance of interest payable to Yuemao Technology was $756,459. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of September 30, 2013, the intrest payable to Yuemao Laser were $42,146. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

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

As of September 30, 2013, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the nine months ended September 30, 2013, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs, including the Company’s CEO, Mr. Wensheng Chen, Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of September 30, 2013, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

As of this quarter reported ended September 30, 2013, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

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
November 12, 2013

By:	/s/ Weilei Lv
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 12, 2013

