Form 10-K
period 2013-12-31
Universal Solar Technology, Inc.
filed 2014-04-14
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

As of June 30, 2013, the registrant’s common stock was not trading on active markets and therefore had no readily determinable market value.

The number of shares outstanding of the registrant’s Common Stock on April 14, 2014: 22,599,974 shares.

TABLE OF CONTENTS

PART I	2
ITEM 1. BUSINESS	2
ITEM 1A.RISK FACTORS	13
ITEM 1B.UNRESOLVED STAFF COMMENTS	24
ITEM 2. PROPERTIES	24
ITEM 3. LEGAL PROCEEDINGS	25
ITEM 4. MINE SAFETY DISCLOSURES	25
PART II	26
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES	26
ITEM 6. SELECTED FINANCIAL DATE	26
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	26
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	33
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA	33
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	35
ITEM 9A. CONTROLS AND PROCEDURES	33
ITEM 9B. OTHER INFORMATION	35
PART III	36
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE	36
ITEM 11. EXECUTIVE COMPENSATION	37
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS	38
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE	39
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES	39
PART IV	41
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES	41
SIGNATURES	43
INDEX TO FINANCIAL STATEMENTS	44

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

As of December 31, 2013, we have eleven mono-crystalline silicon ingot growers. The maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During 2013, due to a significant decrease in the selling price of our products, we were forced to suspend the production of our silicon wafer production.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2013, we did not produce PV module products in commercial quantities.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan Province, PRC for industrial usage.  The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008.  As of December 31, 2013, we have completed the construction of five workshops. Two out of the five workshops are in operation with each comprises of 2,016 square meters.

As of December 31, 2013, the net book value of our property, plant and equipment was $2,914,789.

Operation

In fiscal 2013, we shipped our silicon wafers to customers primarily located in China. We plan to expand sales of our products to the EU, North America and Africa in the future.

We plan to expand the production capacity of our existing product lines through purchasing additional equipment and recruiting more employees. We also plan to produce solar cells by ourselves and provide advanced applications of solar energy to complete the value chain of this industry.

Key Financial Indicators

During fiscal 2013 and 2012, we had net sales of $159,075 and $649,616, respectively, representing a decrease of $490,541 or 76% for the fiscal year of 2013, compared to the prior comparable period. During fiscal 2013, our business generated a gross loss of $334,235; comparably, we realized a gross loss of $704,872 during fiscal year 2012. Losses from operations for fiscal 2013 and 2012 were $797,296 and $5,192,643, respectively. The net losses for fiscal 2013 and 2012 were $1,288,725 and $5,663,510, respectively.

As of December 31, 2013, we had cash of $12,250, and a net book value for property, plant, equipment and land-use rights of $3,339,350. At December 31, 2013, we had total liabilities of $16,250,596 and an accumulated deficit of $11,175,906.

During fiscal 2013, the net cash used in our operating activities was $224,376; we also raised $105,886 through related parties’ loans.

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

In fiscal 2013, the silicon wafers production industry in China underwent a major re-organization.  As a result of this reorganization there are fewer although potentially stronger competitors.

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

Factory:

As of December 31, 2013, we have completed five workshops, two of which are in operation. We have also built office building, dormitory and canteen in NUST’s manufacturing facility in Nanyang City, Henan province of the PRC.

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

In fiscal 2013, four customers accounted for approximately 48%, 20%, 18%  and 11% of sales, no other customer accounted for over 10% of sales. During fiscal 2012, two customers accounted for approximately 52% and 25% of our sales, comparably.

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

EMPLOYEES AND ORGANIZATION

As of December 31, 2013, we had 12 full-time employees.  Senior management includes 2 senior officers. We have 3 employees in our administration and accounting departments and 7 employees dedicated to production at NUST. None of our employees are covered by a collective bargaining agreement and we have never experienced a work stoppage, and we consider our labor relations to be excellent.

RESEARCH AND DEVELOPMENT

Due to financial restraints, we were unable to devote any resources to research and development in 2013 and 2012 as planned.

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

We incurred a gross loss of $334,235, representing a gross loss margin of 210% during fiscal 2013; comparably our principal business generated gross loss of $704,872 during 2012, representing a gross loss margin of 109%. We have also incurred net losses of $1,288,725 and $5,663,510 for the years ended December 31, 2013 and 2012, respectively. We may incur losses in the future. We expect our costs and expenses to increase as we expand our operations. Our ability to achieve and maintain profitability depends on the growth rate of the solar power market, the continued global market acceptance of solar power products in general and our future products in particular, the pricing trend of solar power products, the competitiveness of our proposed products as well as our ability to provide new products to meet the demands of our customers and our ability to control our costs and expenses. We may not be able to achieve or sustain profitability on a quarterly or an annual basis.

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

We are in the process of constructing manufacturing facilities in Nanyang City, Henan Province in China. We currently have two product lines: silicon wafers and PV modules. As of December 31, 2013, five workshops, one office building, one dormitory and one canteen had been completed.

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

2013	High	Low
Q1	$0.01	$0.01
Q2	$0.01	$0.01
Q3	$0.01	$0.01
Q4	$0.01	$0.01

2012	High	Low
Q1	$0.012	$0.012
Q2	$0.012	$0.012
Q3	$0.012	$0.012
Q4	$0.012	$0.012

SHAREHOLDERS OF RECORD

As of March 28, 2014, there were 31 holders of record of our common stock, not including holders who hold their shares in street name.

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

As of December 31, 2013, we had eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Thus, our current production capacity is approximately 132 tons of mono-crystalline silicon ingots per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8W per silicon wafer, our current production capacity is approximately 20MW per annum.

During fiscal 2013, due to a significant decrease in the selling price of our products, we were forced to suspend the production of silicon wafer.

Product Line 2 - PV Modules

We have two semi-automatic PV module production lines. Our existing production capacity is approximately 20MW of PV modules per annum. During fiscal 2013, we did not produce commercial quantities of PV modules.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters in Henan province, PRC for industrial use.  The land use rights expire on July 23, 2060.  In 2008, we began construction of our manufacturing facilities on this site. As of December 31, 2013, we completed the construction of five workshops, two out of five are in operation.

As of December 31, 2013 and 2012, net book value of our property, plant and equipment was $2,914,789 and $3,003,289, respectively.

Operations

In fiscal 2013, we did not manufacture silicon wafers. We sold our products from existing inventory to customers primarily located in China.

Due to a significant decrease in demand of solar energy products in China, we were forced to reduce the selling price of our products by approximately 60%. This significant price decrease materially impaired our profitability. During fiscal 2013, we incurred a gross loss of $334,235, representing a gross loss margin of 210%.

During fiscal 2013 and 2012, net cash used in operating activities was $224,376 and $1,289,137, respectively.

In fiscal 2014 we plan to promote our current products’ profitability through reducing cost per unit and increasing selling price of our products. We also plan to expand our market to other countries and/or regions when time is right.

RESULTS OF OPERATIONS

Comparison of Years ended December 31, 2013 to December 31, 2012:

Revenue. Our revenue for the year ended December 31, 2013 decreased by $490,541 or 76% to $159,075, compared to $649,616 for the prior comparable period. The decrease was mainly due to a decreased amount of products sold, resulted from unexpectedly low selling price of our products.

Cost of Sales.  Our cost of sales decreased by $861,178 from $1,354,488 for the year ended December 31, 2012 to $493,310 for the same period in 2013. The decrease in cost of sales was mainly due to a decreased amount of products sold, resulting from a reduction in the average selling price of our products during fiscal 2013. Gross loss margin increased from 109% in 2012 to 210% in 2013. The significant increase of gross loss margin is mainly resulting from a reduction in the average selling price of our products.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees, etc. General and administrative expenses were $459,513 for the year ended December 31, 2013 a decrease of $250,442 or 35%, compared to  $709,955 for the same period in 2012.  The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include salaries of sales personnel, advertising, and other selling expenses.  Selling expense for the year ended December 31, 2013 and 2012 was $3,548 and $22,400, respectively. The decreased amount of selling expenses was mainly due to the restraint of our financial resources.

Impairment loss. At the end of 2012, we determined that we could no longer justify recording the book value of our equipment at its carrying value, since the reduction in the average selling price of our products, gross loss from sales and continuing losses from operation put in question our prior estimation of the anticipated cash flows from the factory. As a result, we recorded an impairment charge of $3,755,416 on the book value of the equipment. This added that amount to our operating expenses for the year. No impairment loss charged during 2013.

Non-operating Income. Non-operating income includes income generated from sales of scrap, such as worn-out carton boxes and steel wire. Non-operating income for the fiscal year of 2013 and 2012 was $8,829 and $16,132.

Interest expenses. Interest expense increased by $13,259 or 3% from $486,999 in fiscal 2012 to $500,258 in fiscal 2013. The increase in interest expense was mainly due to increased amounts  borrowed from related parties.

Net Loss. The net loss decreased by $4,374,785 or 77% from $5,663,510 for the year ended December 31, 2012 to $1,288,725 for 2013.  The decrease in net loss is mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2013, we had total assets of $5,587,490 and total liabilities of $16,250,596.  Cash and cash equivalents at December 31, 2013 were $12,250.

During the year ended December 31, 2013, the net cash used in operations was $224,376 and $1,289,137, for fiscal year ended 2013 and 2012, representing a decrease of $1,064,761 or 83%. The decrease was mainly due to the following: (1) during fiscal 2012, we spent $852,813 building up inventory, compared to decreased inventory of $285,136 for 2013; (2) we used $55,728 to pay accounts payable to our suppliers in fiscal 2012, comparing with $134,505 paid to our suppliers during fiscal 2013; (3) during 2013 and 2012, the Company’s depreciation of property and equipment wewe $194,127 and $644,573, respectively; and (4) during 2013 and 2012, changes of bad debt provision resulted $25,008 cash outflow and $60,614 cash inflow, respectively.

The net cash used in investing activities was $20,840 during the year ended December 31, 2013, which was used to purchase property and equipment. During the same period of 2012, the Company invested $106,508 in acquisition of property and equipment and received $150,572 from government subsidiary on property and equipment.

The net cash provided by financing activities in the fiscal year of 2013 was $105,886, a 92% decrease from $1,353,837 for the year in 2012.  This decrease was mainly due to a decrease in advances received from related parties. During fiscal 2013, the Company received $105,886 from related parties, compared to $1,829,328 for the same period of 2012. However, the Company repaid $475,491 to a local financial institution during fiscal 2012.

As of December 31, 2013 and 2012, the Company had a stockholders’ deficiency of $10,663,106 and 9,191,918, respectively. Further, the Company had accumulated deficit of $11,175,906 since inception. The Company’s difficult financial position, continuous losses and low share price and inactive stock trading volume have caused difficulties for raising funds from financial market.

Related Party Loans

			December 31,
Related parties	Maturity date	Interest rate	2013	2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,201,752	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,167,964	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	481,242	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,638,498	9,262,609
Total			14,489,456	14,077,389

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013 and 2012, the amount due to Mr. Wensheng Chen was $3,201,752 and $3,204,603, respectively.  During fiscal 2013 and 2012, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $117，773 and $116,775, respectively. Mr. Chen has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 and $1,134,893 as of December 31, 2013 and 2012, respectively. During fiscal 2013 and 2012, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $40,253 and $29,440, respectively. Ms. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Technology was $9,638,498 and $9,262,609, respectively. During fiscal 2013 and 2012, Yuemao Technology paid various expenses on behalf of the Company and all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $324,342 and $301,197, respectively. Yuemao Technology has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Laser was $481,242 and $475,284, respectively. During fiscal 2013 and 2012, Yuemao Laser paid various expenses on behalf of the Company, and all loans borrowed from Yuemao Laser bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $16,727 and $16,499, respectively. Yuemao Laser has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Future Cash Requirements

During fiscal 2013, the Company completed the construction of three new workshops, thus NUST has five workshops in total. During fiscal 2014, the Company plans to raise approximately $18 million to complete construction of a solar cell production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of December 31, 2013, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs, as referred to in categories (1) above.  The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands described in category (2) above.

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

Certain amounts included in the 2012 financial statement have been reclassified to conform to the 2013 financial statement presentation.

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

Income (loss) per common share

Basic income (loss) per common share amounts are calculated by dividing net income (loss) by weighted-average common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2013 and 2012 there were no common stock equivalents outstanding.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The full text of our audited financial statements as of December 31, 2013 and 2012 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our management, under the supervision and with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), has evaluated the effectiveness of our disclosure controls and procedures as defined in SEC Rules 13a-15(e) and 15d-15(e) as of the end of the period covered by this Annual Report.  Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934 (“Exchange Act”) is recorded, processed, summarized, and reported within the time periods specified in the SEC’s forms, and that such information is accumulated and communicated to our management including our CEO and CFO, to allow timely decisions regarding required disclosures.  Based on their evaluation, our CEO and CFO have concluded that, as of December 31, 2013, our disclosure controls and procedures were not effective.

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

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Because of the material weakness described below, management concluded that our internal control over financial reporting was ineffective as of December 31, 2013.

The specific material weakness identified by the Company’s management as of December 31, 2013 is described as follows:

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

•
We are committed to establishing the internal audit functions but due to limited qualified resources in the region, we were not able to hire sufficient internal audit resources before the end of 2013.  However, internally we established a central management center to recruit more senior qualified people in order to improve our internal control procedures.  Externally, we are looking forward to engage an accounting firm to assist the Company in improving the Company’s internal control system based on COSO Framework.   In the future, we also will increase our efforts to hire the qualified resources.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fiscal year ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Date of Appointment
Wensheng Chen	81	Chief Executive Officer and Chairman of the Board	July 25, 2007
Ling Chen	50	President, Treasurer, Secretary and Board Director	July 25, 2007
Weilei Lv	29	Chief Financial Officer	December 29, 2011

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

ITEM 11. EXECUTIVE COMPENSATION

Mr. Wensheng Chen received no compensation as Chief Executive Officer during fiscal 2013 and 2012.

Mr. Weilei Lv received a salary of RMB 10,000 per month (approximately $1,600) during years ended December 31, 2013 and 2012.  Mr. Lv is also entitled to a three (3) month severance package of salary and benefits if his employment is terminated without cause or in the event of a merger, sale of assets, or dissolution of the Company.

Ms. Ling Chen served as President, Treasurer and Secretary and received no compensation for the years ended December 31, 2013 and 2012.

No other executive officer earned more than $100,000 during 2013 or 2012.

Option exercises and vested stock

None of our executive officers exercised any options or vested in any restricted stock in 2013.

Outstanding equity awards

None of our executive officers has any outstanding options, unvested stock or equity incentive plan awards.

Employment Agreements; Termination of Employment and Change of Control Arrangements

On December 29, 2011, our Board of Directors appointed Weilei Lv as Chief Financial Officer.

On April 14, 2014, the Company extended its employment agreement with Mr. Weilei Lv for two years, which the Company will pay Mr. Lv a salary of RMB 10,000 per month (approximately $1,600).  Mr. Lv is also entitled to a three (3) month severance package of salary and benefits if his employment is terminated without cause or in the event of a merger, sale of assets, or dissolution of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding beneficial ownership of common stock as of March 28, 2014 by each of our directors, each of our named executive officers; all executive officers and directors as a group and each person who is known by us to beneficially own more than 5% of our outstanding common stock. Except as otherwise indicated, all persons listed below have (i) sole voting power and investment power with respect to their shares of Common Stock, except to the extent that authority is shared by spouses under applicable law, and (ii) record and beneficial ownership with respect to their shares of stock. The percentage of beneficial ownership is based upon 22,599,974 shares of Common Stock outstanding as of March 28, 2014. Unless otherwise identified, the address of the directors, officers of the Company listed above is the company’s principal business address.

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

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013 and 2012, the amount due to Mr. Wensheng Chen was $3,201,752 and $3,204,603, respectively.  During fiscal 2013 and 2012, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $117，773 and $116,775, respectively. Mr. Chen has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 and $1,134,893 as of December 31, 2013 and 2012, respectively. During fiscal 2013 and 2012, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $40,253 and $29,440, respectively. Ms. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Technology was $9,638,498 and $9,262,609, respectively. During fiscal 2013 and 2012, Yuemao Technology paid various expenses on behalf of the Company and all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $324,342 and $301,197, respectively. Yuemao Technology has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Laser was $481,242 and $475,284, respectively. During fiscal 2013 and 2012, Yuemao Laser paid various expenses on behalf of the Company, and all loans borrowed from Yuemao Laser bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $16,727 and $16,499, respectively. Yuemao Laser has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

AUDITOR FEES AND SERVICES IN OUR 2013 AND 2012 FISCAL YEARS

Our registered independent public accounting firm is Paritz & Company, P.A. The fees billed by Paritz & Company, P.A. in 2013 and 2012 are as follows:

	2013	2012
Audit Fees	$29,000	$29,000
Audit-Related Fees	-	-
Total Audit and Audit-Related Fees	$29,000	$29,000
Tax Fees	1,350	1,350
All Other Fees	-	$-
Total for independent public audit firms	$30,350	$30,350

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

ALL OTHER FEES

We incurred no other fees for the 2013 and 2012 fiscal years.

POLICY ON AUDIT COMMITTEE PRE-APPROVAL OF AUDIT AND PERMISSIBLE NON-AUDIT SERVICES OF INDEPENDENT AUDITORS

Since we did not have a formal audit committee, our board of directors served as our audit committee.  We have not adopted pre-approval policies and procedures with respect to our accountants in fiscal 2013.  All of the services provided and fees charged by our independent registered accounting firms in fiscal 2012 were approved by the board of directors.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

Set forth below is a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	44

Report of Independent Registered Public Accounting Firm	F-1

Consolidated Balance Sheets	F-2

Consolidated Statements of Comprehensive Loss	F-3

Consolidated Statement of Changes in Stockholder’s Deficiency	F-4

Consolidated Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
*Page F-1 follows page 44 to this annual report on Form 10-K.

(2) Financial Statement Schedules

Schedule I: Parent Only Financial Statements (page S-1)

(b) Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit No.	Description
3.1	Articles of Incorporation(1)
3.2	Bylaws of the Company(1)
10.1	Agreement between Kuong U Science & Technology (Group) Ltd. and the Arizona Board of Regents on behalf of Arizona State University(1)
10.2	Prototype Product Development Agreement between Kuong U Science & Technology (Group) Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(1)
10.3	Land Purchase Agreement dated December 1, 2008(2)
10.4	Sales contracts by and between the Company and Kotak Urja Private Limited dated February 26, 2009(3)
10.5	Loan Agreement dated December 1, 2009 by and between Nanyang Universal Solar Technology Co., Ltd. and Zhuhai Yuemao Laser Facility Engineering Co., Ltd.(3)
10.6	Form of Sales Contract dated June 18, 2010 (English Version) (4)
10.7	Employment Agreement, dated March 28, 2011, between Universal Solar Technology Inc. and Xin Ma. (5)
10.8	Letter of Confirmation of Interest of Related Party Loans (6)
10.9	Letter of Confirmation of Interest of Related Party Loans (6)
10.10	Fengcheng Hong Yu Industrial Development and Investment Co. Loan Agreement (7)
10.11	Employment Agreement, dated December 29, 2011, between Universal Solar Technology, Inc. and Weilei Lv. (8)

10.12	Letter of Confirmation of Related Party Loans (9)
10.13	Letter of Confirmation of Related Party Loans (10)
10.14*	Employment Agreement, dated April 14, 2014, between Universal Solar Technology, Inc. and Weilei Lv.
21.1	List of Subsidiaries (11)
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended*
32.1*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)*
32.2*	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)*
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
(5) Filed as an exhibit to the Current Report on Form 8-K on March 28, 2011.
(6) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 6, 2011.
(7) Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on August 12, 2011.
(8) Filed as an exhibit to the Current Report on Form 8-K on December 30, 2011.
(9) Filed as an exhibit to the Company’s Annual Report on Form 10-K on March 28, 2013.
(10) Filed as an exhibit to the Company’s Annual Report on Form 10-K on March 28, 2013.
(11) Filed as an exhibit to the Company’s Annual Report on Form 10-K on March 30, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2014

Universal Solar Technology, Inc.

By	/s/ Wensheng Chen
Wensheng Chen
Chief Executive Officer, Chairman of the Board of Directors
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

SIGNATURE		TITLE

By	/s/ Wensheng Chen	Chief Executive Officer, Chairman of the Board of Directors	April 14, 2014
Wensheng Chen		(Principal Executive Officer)

By	/s/ Weilei Lv	Chief Financial Officer
Weilei Lv		(Principal Financial and Accounting Officer)	April 14, 2014

By	/s/ Ling Chen	Director	April 14, 2014
Ling Chen

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Board of Directors and the Stockholders of
Universal Solar Technology, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of Universal Solar Technology Inc. and Subsidiaries as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, changes in stockholders’ deficiency and cash flows for the years then ended. Our audit also included the financial statement Schedule I. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Universal Solar Technology, Inc. and Subsidiaries as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in Note 3 to the accompanying financial statements, the Company had not generated cash from its operation, had a stockholders’ deficiency of $ 10,663,106 and had incurred net loss of $ 11,175,906 since inception. These circumstances, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

Hackensack, New Jersey
April 14, 2014

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2013	2012
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,250	$160,927
Accounts receivable, net	19,145	171,439
Inventories	764,267	1,198,096
Prepaid expenses and other current assets	1,151,834	1,125,582
TOTAL CURRENT ASSETS	1,947,496	2,656,044

Land use right, net of accumulated amortization of $52,222 and $41,864, respectively	424,561	421,420
Property, plant and equipment, net of accumulated depreciation of $593,311 and $384,950, respectively	2,914,789	3,003,289
Construction in process	300,644	292,130
TOTAL ASSETS	$5,587,490	$6,372,883

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$128,560	$257,646
Accrued interests - related party	1,348,701	826,928
Other accrued expenses and other current liabilities	283,879	402,838
TOTAL CURRENT LIABILITIES	1,761,140	1,487,412

Due to related-parties - non-current portion	14,489,456	14,077,389

TOTAL LIABILITIES	16,250,596	15,564,801

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(11,175,906)	(9,887,181)
Accumulated other comprehensive income	(110,272)	72,191
TOTAL STOCKHOLDERS' DEFICIENCY	(10,663,106)	(9,191,918)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$5,587,490	$6,372,883

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Years Ended December 31,
	2013	2012
SALES	$159,075	$649,616
COST OF SALES	493,310	1,354,488

GROSS LOSS	(334,235)	(704,872)

OPERATING EXPENSES
General and administrative expenses	459,513	709,955
Selling expenses	3,548	22,400
Impairment loss	-	3,755,416
TOTAL OPERATING EXPENSES	463,061	4,487,771

LOSS FROM OPERATIONS	(797,296)	(5,192,643)

Non-operating income	8,829	16,132
Interest expense, net of interest income	(1,180)	(23,211)
Interest expense - related party	(499,078)	(463,788)
NET LOSS	(1,288,725)	(5,663,510)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	(182,463)	(30,126)

COMPREHENSIVE LOSS	$(1,471,188)	$(5,693,636)

Loss per common share - basic and diluted	$(0.06)	$(0.25)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY

					OTHER
	COMMON STOCK		ADDITIONAL	ACCUMULATED	COMPREHENSIVE
	SHARES	AMOUNT	PAID-IN CAPITAL	DEFICIT	INCOME	TOTAL
BALANCE - DECEMBER 31, 2011	22,599,974	$2,260	$620,812	$(4,223,671)	$102,317	$(3,498,282)
Foreign currency translation adjustment	-	-	-	-	(30,126)	(30,126)
Net loss	-	-	-	(5,663,510)	-	(5,663,510)
BALANCE - DECEMBER 31, 2012	22,599,974	2,260	620,812	(9,887,181)	72,191	(9,191,918)
Foreign currency translation adjustment	-			-	(182,463)	(182,463)
Net loss	-	-	-	(1,288,725)	-	(1,288,725)
BALANCE - DECEMBER 31, 2013	22,599,974	$2,260	$620,812	$(11,175,906)	$(110,272)	$(10,663,106)

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2013	2012
OPERATING ACTIVITIES:
Net loss	$(1,288,725)	$(5,663,510)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	194,127	644,573
Amortization of land use right	8,999	8,768
Bad debt provision	(25,008)	60,614
Inventory allowance	176,432	403,501
Impairment loss	-	3,755,416
Changes in operating assets and liabilities:
Accounts receivable	179,892	100,797
Prepaid expenses and other assets	6,444	13,604
Inventories	285,136	(852,813)
Accounts payable	(134,505)	(55,728)
Accrued expenses and other current liabilities	372,832	295,641
NET CASH USED IN OPERATING ACTIVITIES	(224,376)	(1,289,137)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	(20,840)	(106,508)
Government subsidy on property and equipment	-	150,572
NET CASH USED IN INVESTING ACTIVITIES	(20,840)	44,064

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Repayment of short-term loans	-	(475,491)
Proceeds from related parties loans	105,886	1,829,328
NET CASH PROVIDED BY FINANCING ACTIVITIES	105,886	1,353,837

Effect of exchange rate changes on cash	(9,347)	7,689

Increase (decrease) in cash	(148,677)	116,453

Cash - Beginning of period	160,927	44,474

Cash - End of period	$12,250	$160,927

Supplemental disclosures of cash flow information:
Interest paid	$-	$36,688
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

1.	BUSINESS DESCRIPTION

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

Accounts Receivable

Accounts receivables represent customer accounts receivables. The allowance for doubtful accounts is based on a combination of current sales, historical charge-offs and specific accounts identified as high risk. Uncollectible accounts receivable are charged against the allowance for doubtful accounts when all reasonable efforts to collect the amounts due have been exhausted. Such allowances, if any, would be recorded in the period the impairment is identified. The Company performs ongoing credit evaluations of its customers and establishes an allowance for doubtful accounts when amounts are not considered fully collectable. The allowance for doubtful accounts was $37,776 and $61,384 for the year ended December 31, 2013 and 2012, respectively.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

Inventories

Inventories are stated at the lower of cost, determined on the weighted average method, and net realizable value. Work in progress and finished goods are composed of direct material, direct labor and a portion of manufacturing overhead. Net realizable value is the estimated selling price in the ordinary course of business, less estimated costs to complete and dispose. The Company recorded inventory markdown allowance of $176,432 and $403,501 for the year 2013 and 2012, respectively.

Property and equipment

Property and equipment are recorded at cost. Once placed in service, depreciation is provided in amounts sufficient to amortize the cost of the related assets over their useful lives using the straight line method.

Maintenance, repairs and minor renewals are charged to expense when incurred.  Replacements and major renewals are capitalized.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment when circumstances indicate the carrying value of an asset may not be recoverable.  For assets that are to be held and used, an impairment is recognized when the estimated undiscounted cash flows associated with the asset or group of assets is less than their carrying value.  If impairment exists, an adjustment is made to write the asset down to its fair value, and a loss is recorded as the difference between the carrying value and fair value.  Fair values are determined based on quoted market values, discounted cash flows or internal and external appraisals, as applicable.  Assets to be disposed of are carried at the lower of carrying value or estimated net realizable value.  At the end of 2012, the Company determined that it could no longer justify recording the book value of the equipment at its carrying value and recorded an impairment charge of $3,755,416 on the book value of the equipment.

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

Research and development costs

Research and development costs are charged to expenses as incurred. The research and development costs were zero for both the fiscal years of 2013 and 2012.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

Income (loss) per common share

Basic income (loss) per common share amounts is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per common share are calculated using weighted-average shares outstanding, adjusted for the dilutive effect of shares issuable upon the assumed exercise of common stock equivalents. As of December 31, 2013 and 2012 there were no common stock equivalents outstanding.

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

The carrying values of cash and cash equivalents, trade receivables and payables, and accrued liabilities approximate their fair values due to their short maturities.

There were no assets and liabilities measured at fair value on a nonrecurring basis as of December 31, 2013 and 2012.

Recent accounting pronouncements

In March 2013, the FASB issued Accounting Standards Update No. 2013-05, Foreign Currency Matters, (Topic 830): Parent's Accounting for the Cumulative Translation Adjustment upon Derecognition of Certain Subsidiaries or Groups of Assets within a Foreign Entity or of an Investment in a Foreign Entity (ASU 2013-05), to resolve a diversity in accounting for the cumulative translation adjustment of foreign currency upon derecognition of a foreign subsidiary or group of assets. ASU 2013-05 requires the parent to apply the guidance in Subtopic 830-30 to release any related cumulative translation adjustment into net income when a reporting entity (parent) ceases to have a controlling financial interest in a subsidiary or group of assets within a foreign entity. Accordingly, the cumulative translation adjustment should be released into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. Further, ASU 2013-05 clarified that the parent should apply the guidance in subtopic 810-10 if there is a sale of an investment in a foreign entity, including both (1) events that result in the loss of a controlling financial interest in a foreign entity and (2) events that result in an acquirer obtaining control of an acquiree in which it held an equity interest immediately before the acquisition date. Accordingly, the cumulative translation adjustment should be released into net income upon the occurrence of those events. ASU 2013-05 is effective prospectively for the Company in its first quarter of fiscal 2014, with early adoption permitted. The Company does not expect ASU 2013-05 to have a significant impact on its consolidated results of operations and financial condition.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

In July 2013, the FASB issued Accounting Standards Update No. 2013-11, Income Taxes (Topic 740)(ASU 2013-11). The amendments in this update provide guidance on the financial statement presentation of an unrecognized tax benefit when a net operating loss carryforward, similar tax loss, or tax credit carryforward exists. These amendments provide that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction of a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, then the unrecognized tax benefit should be presented as a liability. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption is permitted. The Company does not expect ASU 2013-11 to have a significant impact on its consolidated results of operations and financial condition.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

3.	GOING CONCERN

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2013, the Company had not generated cash from its operations, had a stockholders’ deficiency of $10,663,106, and has incurred net losses of $11,175,906 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there can be no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern. The Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet capital demands.

4.	INVENTORIES

As of December 31, 2013 and 2012, inventories, net, consist of:

	December 31, 2013	December 31, 2012
Raw materials	$83,916	$273,737
Finished goods	589,405	813,508
Work in process	65,414	67,117
Supply materials	25,532	43,734
Inventories - net	$764,267	$1,198,096

5.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of December 31, 2013 and 2012, prepaid expenses and other current assets consist of:

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

	December 31,
	2013	2012
Input Value Added Tax	$1,095,385	$1,063,826
Other prepaid expenses	56,449	61,756
Total	$1,151,834	$1,125,582

6.	LAND-USE RIGHT

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

As of December 31, 2013 and 2012, the net value of land use right was $424,561 and $421,420, respectively.

7.	PROPERTY, PLANT AND EQUIPMENT

As of December 31, 2013 and 2012, property, plant and equipment, net, consist of:

	December 31, 2013	December 31, 2012	Life
Building	$2,666,884	$2,570,809	20 - 30 years
Production equipment	572,460	556,249	10 years
Office equipment	127,660	124,079	3 years
Automobile	141,096	137,102	3 - 5 years
Total	3,508,100	3,388,239
Less accumulated depreciation	(593,311)	(384,950)
Property, plant and equipment - net	$2,914,789	$3,003,289

8.           ACCRUED EXPENSES AND OTHER CURRENT LIABILITIES

As of December 31, 2013 and 2012, accrued expenses and other current liabilities consist of:
	December, 31
	2013	2012

Other payables	$191,836	$238,652
Accrued payroll and other accrued expenses	92,043	164,186
Total	$283,879	$402,838

9.	DUE TO RELATED PARTIES

Due to related parties consists of:

			December 31,
Related parties	Maturity date	Interest rate	2013	2012
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,201,752	$3,204,603
Ms. Ling Chen, President	December 31, 2016	3.5%	1,167,964	1,134,893
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	481,242	475,284
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,638,498	9,262,609
Total			14,489,456	14,077,389

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013 and 2012, the amount due to Mr. Wensheng Chen was $3,201,752 and $3,204,603, respectively.  During fiscal 2013 and 2012, all loans borrowed from Mr. Wensheng Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $117，773 and $116,775, respectively. Mr. Chen has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Ms. Ling Chen, President of the Company

During fiscal 2012, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 and $1,134,893 as of December 31, 2013 and 2012, respectively. During fiscal 2013 and 2012, all loans borrowed from Ms. Ling Chen bear an interest at the rate of 3.5% per annum, and the Company accrued interest on these loans of $40,253 and $29,440, respectively. Ms. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Technology was $9,638,498 and $9,262,609, respectively. During fiscal 2013 and 2012, Yuemao Technology paid various expenses on behalf of the Company and all loans borrowed from Yuemao Technology bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $324,342 and $301,197, respectively. Yuemao Technology has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd.  (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013 and 2012, the amount due to Yuemao Laser was $481,242 and $475,284, respectively. During fiscal 2013 and 2012, Yuemao Laser paid various expenses on behalf of the Company, and all loans borrowed from Yuemao Laser bear an interest at the rate of 3.5% per annum. The Company accrued interest on these loans of $16,727 and $16,499, respectively. Yuemao Laser has agreed the Company can pay the accrued interest when the Company’s cash flow allows.

10.	MAJOR CUSTOMER

During the year 2013, four customers accounted for approximately 47.6%, 20.4%, 17.9% and 10.5% of sales, respectively. No other single customer accounted for over 10% of sales. During the twelve months ended December 31, 2012, the Company has sold all of its products to customers located in China. Two customers accounted for 51.6% and 24.5% of sales, respectively.

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

As of December 31, 2013, the Company had approximately $10,500,000 and $600,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 and 2030.

Based on management's present assessment, the Company has determined that it is more likely than not a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of December 31, 2013 will not be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS December 31, 2013

The comparison of income tax expense at the U.S. statutory rate of 35% in 2013 and 2012, to the Company's effective tax rate is as follows:

	Year ended December 31,
	2013	2012

U.S. Statutory rate	$(451,054)	$(1,982,229)
Tax rate difference between China and U.S.	121,915	563,327
Change in Valuation Allowance	329,139	1,418,902
Effective tax rate	$-	$-

12.	COMMITMENTS AND CONTINGENCIES

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

In accordance with ASC 855, “Subsequent Events,” the Company has evaluated subsequent events that have occurred after the date of the balance sheet through the date of issuance of these financial statements and has determined that there was no material event need to be disclosed, other than discussed above.

Schedule I: Condensed Parent Only Financial Statements

UNIVERSAL SOLAR TECHNOLOGY, INC.
BALANCE SHEETS
	December 31,
	2013	2012
Assets
Cash	$1,234	$1,234
Total Assets	1,234	1,234

Liabilities and Stockholders' Deficiency
Investment in and advances to Subsidiaries	10,455,356	9,004,337
Accrued expenses and other payable	61,298	41,129
Due to Stockholders and related parties	147,686	147,686
Total Liabilities	10,664,340	9,193,152

Stockholders' Deficiency	(10,663,106)	(9,191,918)

Total Liabilities and Stockholders' Deficiency	$1,234	$1,234

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF OPERATIONS
	Year ended December 31,
	2013	2012
Loss from investment in subsidiaries	$(1,219,153)	$(5,559,228)

Cost and Expenses
Selling, general and administrative expenses	69,572	104,282
Total cost and expenses	69,572	104,282

Net Loss	$(1,288,725)	$(5,663,510)

UNIVERSAL SOLAR TECHNOLOGY, INC.
STATEMENTS OF CASH FLOWS
	Year ended December 31,
	2013		2012
OPERATING ACTIVITES	$		$
Net Loss		(1,288,725)		(5,663,510)

Adjustments to reconcile net loss to net cash used in operating activities:
Loss from investment in subsidiaries		1,219,153		5,559,228
Accrued expenses and other payables		20,169		(7,820)
NET CASH USED IN OPERATING ACTIVITIES		(49,403)		(112,102)

INVESTING ACTIVITIES
(Investment in) repayment from subsidiaries		49,403		112,102
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES		49,403		112,102

FINANCING ACTIVITIES
Loan from stockholders and related parties		-		-
NET CASH FROM FINANCING ACTIVITIES		-		-

EFFECT OF EXCHANGE RATE CHANGES ON CASH		-		-

DECREASE IN CASH		-		-

CASH - BEGINNING OF YEAR		1,234		1,234

CASH - END OF YEAR		$1,234		$1,234