Form 10-Q
period 2014-03-31
Universal Solar Technology, Inc.
filed 2014-05-20
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes ☐No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).☒Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of May 13, 2014 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 31, 2014	Decmber 31, 2013
ASSETS	(Unaudited)

CURRENT ASSETS
Cash and cash equivalents	$4,248	$12,250
Accounts receivable	37,446	19,145
Inventories	307,930	764,267
Prepaid expenses and other current assets	1,046,303	1,151,834
TOTAL CURRENT ASSETS	1,395,927	1,947,496

Land use right, net of accumulated amortization of $53,055 and $52,222, respectively	411,011	424,561
Property, plant and equipment, net of accumulated depreciation of $622,212 and $593,311, respectively	2,794,034	2,914,789
Construction in process	292,774	300,644
TOTAL ASSETS	$4,893,746	$5,587,490

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
Accounts payable	$125,189	$128,560
Accrued interest - related party	1,443,474	1,348,701
Accrued expenses and other current liabilities	297,918	283,879
TOTAL CURRENT LIABILITIES	1,866,581	1,761,140

Due to related-parties - non-current	13,726,635	14,489,456

TOTAL LIABILITIES	15,593,216	16,250,596

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(11,391,878)	(11,175,906)
Accumulated other comprehensive income	69,336	(110,272)
TOTAL STOCKHOLDERS' DEFICIENCY	(10,699,470)	(10,663,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,893,746	$5,587,490

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,
	2014	2013
SALES	$443,545	$-
COST OF SALES	444,000	604,018

GROSS LOSS	(455)	(604,018)

OPERATING EXPENSES
General and administrative expenses	92,883	93,049
Selling expenses	279	1,446

TOTAL OPERATING EXPENSES	93,162	94,495

LOSS FROM OPERATIONS	(93,617)	(698,513)

Interest expense, net of interest income	(159)	99
Interest expense - related party	(122,197)	(122,928)

NET LOSS	(215,973)	(821,342)

OTHER COMPREHENSIVE INCOME
Foreign currency translation adjustment	179,608	(12,351)

COMPREHENSIVE LOSS	$(36,365)	$(833,693)

Loss per common share - basic and diluted	$(0.01)	$(0.04)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended March 31,
	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(215,973)	$(821,342)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	45,260	49,651
Amortization of land use right	2,484	2,223
Inventory allowance	-	604,018
Changes in operating assets and liabilities:
Accounts receivable	(19,153)	94,602
Prepaid expenses and other assets	76,793	(12,884)
Inventories	444,480	(8,530)
Accounts payable	(6)	(13,220)
Accrued expenses and other current liabilities	141,734	(5,489)
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	475,619	(110,971)

CASH FLOWS FROM INVESTING ACTIVITIES:
Deposits for future delivery of equipment
Acquisition of property and equipment	-	(7,625)
Government subsidy on property and equipment	-	-
NET CASH USED IN INVESTING ACTIVITIES	-	(7,625)

CASH FLOWS FROM FINANCING ACTIVITES:
Proceeds from (repayment of) related parties loans	(483,411)	521
Sale of common stock
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(483,411)	521

Effect of exchange rate changes on cash	(210)	310

Decrease in cash	(8,002)	(117,765)

Cash - Beginning of period	12,250	160,927

Cash - End of period	$4,248	$43,162

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

1.	BASIS OF PRESENTATION

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of March 31, 2014 and the results of operations and cash flows for the periods ended March 31, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the three months ended March 31, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to the Securities and Exchange Commission’s rules and regulations. These unaudited financial statements should be read in conjunction with our audited financial statements and notes thereto for the year ended December 31, 2013 as included in our Annual Report on Form 10-K.

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

Currency translation

The reporting currency of the Company is the United States dollar (USD). The functional currency of Kuong U is the Hong Kong dollar (HKD). The functional currency of NUST is the Chinese Yuan (RMB). Revenue and expense accounts of our two subsidiaries are translated into United States dollarsat the average rates during the period, and balance sheet items are translated at period-end rates, except for equity accounts which are translated at historical rates. Translation adjustments arising from the use of differing exchange rates from period to period are included as a separate component of shareholders’ equity. Gains and losses from foreign currency transactions are recognized in current operations.

The RMB is not freely convertible into foreign currency and all foreign exchange transactions must take place through authorized institutions. No representation is made that the RMB amounts could have been, or could be, converted into USD at the rates used in translation.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2014, the Company had negative working capital of $470,654 and a stockholders’ deficiency of $10,699,470 and has accumulated deficit of $11,391,878 since inception. These factors among others raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of March 31, 2014, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of March 31, 2014 and December 31, 2013, prepaid expenses and other current assets consist following:

	March 31, 2014	December 31, 2013
Input Value Added Tax	$993,170	$1,095,385
Other prepaid expenses and other current assets	53,133	56,449
	$1,046,303	$1,151,834

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	March 31, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,200,626	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,137,394	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	476,933	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	8,911,682	9,638,498
Total			13,726,635	14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During first quarter of 2014, no additional loans was borrowed from Mr. Wensheng Chen. As of March 31, 2014, amount due to Mr. Chen was $3,200,626 and the difference was due to exchange rate difference. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. During first quarter of 2014, no additional loans was borrowed from Ms. Ling Chen and the difference was due to exchange rate difference. As of March 31, 2014, amount due to Ms. Ling Chen was $1,137,394. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During first quarter of 2014, the Company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of March 31, 2014, the amount due to Yuemao Technology was $8,911,682. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During first quarter of 2014, no additional loans was borrowed from Yuemao Laser. As of March 31, 2014, the amounts due to Yuemao Laser were $476,933 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

5.	MAJOR CUSTOMERS

During the three months ended March 31, 2014, the Company sold all of its products to customers located in China and one customer accounted for approximately 94% of sales.

During the three months ended March 31, 2013, the Company did not sell any of its products and had no customers.

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

As of March 31, 2014, the Company had approximately $10,700,000 and $639,000 net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2030.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of March 31, 2014 and December 31, 2014 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at March 31, 2014 and December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
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

The following discussion and analysis should be read in conjunction with the condensed consolidated financial statements and notes thereto included in Item 1 of this Quarterly Report on Form 10-Q and with Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in our Annual Report on Form 10-K filed with the Securities and Exchange Commission on April 15, 2014.

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended March 31, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the three months ended March 31, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of March 31, 2014, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the three months ended March 31, 2014, we didn’t produce any silicon wafer because of the depressed market so the machines didn’t work in this period.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2012, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. Our company makes some innovation that using the PV modules we produced into the irrigation system in agriculture industry. During the three months ended March 31, 2014, the sales income of $24,650 in this business part.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usagein Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of March 31, 2013, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of March 31, 2014, the net book value of our property, plant and equipment was $2,794,034.

Critical Accounting Policies

During the three months ended March 31, 2014, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended March 31, 2014 and 2013:

Revenues: In the current period, revenue was $443,545,compared with the prior period in which we did’t have the revenue .The increase was due to a increase of our silicon wafers sales and the PV Modules.. During the first quarter of 2013, the market condition of our silicon wafers was unexpectedly difficult. In this year, the market is getting better , as a result, the company decided to sales the silicon wafers in time , which resulted in a increase in our revenue.

Cost of Sales: Cost of sales was $444,000 compared to $604,018 for the same period of 2013. During the first quarter of 2013, the Company charged $604,018 into cost of sales as allowance of inventory.

Gross Loss: In the current period , gross profit was $455, compare to gross loss of $604,018 for the same period in previous year. The gross loss generated from the three months ended March 31, 2013 was due to allowance of inventory charged into cost of sales.

General and Administrative Expenses: General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $92,883 and $93,049 for the three months ended March 31, 2014 and 2013, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expense: Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended March 31, 2014 and 2013 were $279 and $1,446, respectively, representing a decrease of $1,167 or 80.7%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation during the first quarter of 2014.

Interest expenses: Interest expenses, net of interest income, decreased by $473 or 0.4% from $122,829 in the prior period to $122,356 in the current period. The decrease was mainly due to decreased principal of loans.

Net Loss:In the current period, net loss decreased by $605,369 or 74% to $215,973 from $821,342 for the prior period. This was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2014, we had total current assets of $1,395,927 and total current liabilities of $1,866,581, resulting in a working capital deficit of $470,654. Cash and cash equivalents were $12,250 at the beginning of the quarter ended March 31, 2014 and decreased to $4,248 at the end of the quarter ended March 31, 2014.

During the quarter ended March 31, 2014, cash inflow in operations was $475,619, an increase of $586,590 from cash outflow $110,971 for the same period of 2013. The increase of inward cash-flow was mainly due to the following reasons: (1) prepaid expenses and other current assets provided net cash of $76,793 during first quarter of 2014 compared to net cash spent of $12,884 during same period of 2013; (2) cash flow about inventories were $444,480 during the first quarter of 2014, comparing with net cash of $8,530 spent on purchasing inventories during the same period of 2013; (3) during the first quarter of 2013, the Company charged $604,018 and as allowance of inventory, and in the first quarter of 2014 we sold those products; (4) during three months ended March 31, 2014, net cash outflow resulting from increased accounts receivable was $19,153, as compared to net cash inflow of $94,602 due to collection in the same period of 2013; and (5) during three months ended March 31, 2014, increased accrued expenses and other current liabilities provided net cash of $141,734, as compared to a net cash outflow of $5,489 in the same period of 2013.

Net cash used in investing activities for the current period is zero because there are no investing activities occured during the three months ended March 31, 2014, compared with $7,625 net cash used in the prior period of 2013.

Net cash flowing out by financing activities in the three months ended March 31, 2014 were $483,411 and flowing in were $521 in 2013. The difference was mainly due to the repayment of RMB 2,950,000 to related parties.

The Company’s difficult financial position, accumulated deficit and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

The following table presents amounts of related party loans:

Related parties	Maturity date	Interest rate	March 31, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,200,626	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,137,394	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	476,933	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	8,911,682	9,638,498
Total			13,726,635	14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During first quarter of 2014, no additional loans was borrowed from Mr. Wensheng Chen. As of March 31, 2014, amount due to Mr. Chen was $3,200,626 and the difference was due to exchange rate difference. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. During first quarter of 2014, no additional loans was borrowed from Ms. Ling Chen and the difference was due to exchange rate difference. As of March 31, 2014, amount due to Ms. Ling Chen was $1,137,394. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During first quarter of 2014, the Company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of March 31, 2014, the amount due to Yuemao Technology was $8,911,682. Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During first quarter of 2014, no additional loans was borrowed from Yuemao Laser. As of March 31, 2014, the amounts due to Yuemao Laser were $476,933 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

Future Cash Requirements

During 2014, the Company plans to raise approximately $18 million to either complete construction of a solar cell production facility or to acquire an existing production facility. As a result, the Company expects to require significantly greater capital resources compared to the previous fiscal year.

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

As of March 31, 2014, the Company does not have sufficient capital to meet its planned expansion. Due to the negative profit margins during the three months ended March 31, 2014, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs,including the Company’s CEO, Mr. Wensheng Chen,Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of March 31, 2014, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

As of this quarter reported ended March 31, 2014, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on April 15, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits

Exhibit No.	Description
10.7
Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar, Wensheng Chen, Zhuhai Yuemao Laser Facility Engineering Co., Ltd. and Yuemao Science & Technology Group（1）

10.8	Letter of Confirmation of Interest of Related Party Loans, dated May 5, 2011 between Universal Solar and Ling Chen(1)
10.9	Employment Agreement, dated December 29, 2011, between Universal Solar Technology, Inc. and Weilei Lv. (2)
10.10	Letter of Confirmation of Related Party Loans (3)
10.11	Letter of Confirmation of Related Party Loans (3)
10.12	Employment Agreement, dated April 14 , 2014, between Universal Solar Technology, Inc. and Weilei Lv(4)
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a), promulgated under the Securities and Exchange Act of 1934, as amended
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14 and Rule 15d 14(a), promulgated under the Securities and Exchange Act of 1934, as amended
32.1	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Executive Officer)
32.2	Certification pursuant to Section 906 of Sarbanes Oxley Act of 2002 (Chief Financial Officer)

(1)	Filed as an exhibit to the Company’s Quarterly Report on Form 10-Q on May 6, 2011.
(2)	Filed as an exhibit to the Current Report on Form 8-K on December 30, 2011.
(3)	Filed as an exhibit to the Annual Report on Form 10-K on March 28, 2013.
(4)	Filed as an exhibit to the Annual Report on Form 10-K on April 15, 2014.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
May 20, 2014

By:	/s/ WeileiLv
Chief Financial Officer
(Principal Financial and Accounting Officer)
May 20, 2014