Form 10-K/A
period 2013-12-31
Universal Solar Technology, Inc.
filed 2014-08-08
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No.1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission File No.333-150768

UNIVERSAL SOLAR TECHNOLOGY, INC.
(Exact name of registrant as specified in its charter)

Nevada		26-0768064
(State or other jurisdiction of incorporation)		(I.R.S. Employer Identification Number)

No. 1 Pingbei Road 2, Nanping Science & TechnologyIndustrial Park Zhuhai City, Guangdong Province The People’s Republic of China 519060
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

Documents incorporated by reference: None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10−K/A (this “Amendment”) amends the Registrant’s Annual Report on Form 10−K for the fiscal year ended December 31, 2013, which the Registrant previously filed with the Securities and Exchange Commission on April 15, 2013 (the “Original Filing”). The Registrant is filing this Amendment in order to amend Form 10-K to include Exhibits 31 and 32 that refer to the period ended December 31, 2013. Because the certifications under Exhibits 31 and 32 in Form 10-K for the period ended December 31, 2013 refer to the incorrect period end of December 31, 2012. Except as set forth above, the Original Filing has not been amended, updated or otherwise modified.