Form 10-Q
period 2014-06-30
Universal Solar Technology, Inc.
filed 2014-08-19
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

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
Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of August 19, 2014 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	June 30, 2014	Decmber 31, 2013
ASSETS	( Unaudited )

CURRENT ASSETS
Cash and cash equivalents	$2,440	$12,250
Accounts receivable	48,162	19,145
Inventories	301,419	764,267
Prepaid expenses and other current assets	1,044,984	1,151,834
TOTAL CURRENT ASSETS	1,397,005	1,947,496
Land use right, net of accumulated amortization of $55,418 and$52,222, respectively	409,844	424,561
Property, plant and equipment, net of accumulated depreciation of $668,329 and $593,311, respectively	2,755,041	2,914,789
Construction in process	293,378	300,644
TOTAL ASSETS	$4,855,268	$5,587,490
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$87,421	$128,560
Accured interest——related party	1,568,025	1,348,701
Accured expenses and other current liabilities	301,784	283,879
TOTAL CURRENT LIABILITIES	1,957,230	1,761,140
Due to related-parties	13,817,485	14,489,456
TOTAL LIABILITIES	15,774,715	16,250,596

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(11,594,004)	(11,175,906)
Accumulated other comprehensive income	51,485	(110,272)
TOTAL STOCKHOLDERS' DEFICIENCY	(10,919,447)	(10,663,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,855,268	$5,587,490

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
SALES	$17,326	$-	$460,871	$-
COST OF SALES	2,454	-	446,454	604,018

GROSS PROFIT ( LOSS )	14,872	-	14,417	(604,018)

OPERATING EXPENSES
General and administrative expenses	95,362	141,444	188,413	234,493
Selling expenses	-	-	276	1,446

TOTAL OPERATING EXPENSES	95,362	141,444	188,689	235,939

LOSS FROM OPERATIONS	(80,490)	(141,444)	(174,272)	(839,957)

Non-operating Income	-	8,829	-	8,829
Interest income	2	24	8	124
Interest expense - related party	(121,637)	(124,786)	(243,834)	(247,715)
NET LOSS	(202,125)	(257,377)	(418,098)	(1,078,719)

OTHER COMPREHENSIVE INCOME( LOSS )
Foreign currency translation adjustment	(17,851)	(77,812)	161,757	(90,163)

COMPREHENSIVE LOSS	$(219,976)	$(335,189)	$(256,341)	$(1,168,882)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.02)	$(0.05)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(418,098)	$(1,078,719)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	89,868	100,085
Amortization of land use right	4,484	4,422
Inventory allowance	-	607,425
Changes in operating assets and liabilities:
Accounts receivable	(29,649)	130,419
Prepaid expenses and other assets	79,472	(12,157)
Inventories	446,930	(26,932)
Accounts payable	(38,251)	(18,572)
Accrued expenses and other current liabilities	266,684	126,990
NET CASH PROVIDED BY(USED IN) IN OPERATING ACTIVITIES	401,440	(167,039)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(7,668)
NET CASH USED IN INVESTING ACTIVITIES	-	(7,668)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from (Repayment of) related parties loans	(411,126)	81,716
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(411,126)	81,716

Effect of exchange rate changes on cash	(124)	(1,764)

Decrease in cash	(9,810)	(94,755)

Cash - Beginning of period	12,250	160,927

Cash - End of period	$2,440	$66,172

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of June 30, 2014 and the results of operations and cash flows for the periods ended June 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the six months ended June 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of June 30, 2014, the Company had negative working capital of $560,225 and a stockholders’ deficiency of $10,919,447 and has accumulated deficit of $11,594,004 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of June 30, 2014, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of June 30, 2014 and December 31, 2013, prepaid expenses and other current assets consist following:

	June 30, 2014	December 31, 2013
Input Value Added Tax	$991,565	$1,095,385
Other prepaid expenses and other current assets	53,419	56,449
	$1,044,984	$1,151,834

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	June 30, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,240,234	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,139,742	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	477,473	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	8,960,036	9,638,498
Total			$13,817,485	$14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During first half of 2014, the loan increased by $38,482 due to various expenses paid by Mr. Chen on behalf of the Company. The loans borrowed from Mr. Wensheng Chen bear an interest rate of 3.5% per annum. As of June 30, 2014, amount due to Mr. Chen was $3,240,234. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. All loans borrowed from Ms. Ling Chen bear an interest rate of 3.5% per annum. During first half of 2014, no additional loans were borrowed from Ms. Chen and the difference was due to exchange rate difference. As of June 30, 2014, amount due to Ms. Ling Chen was $1,139,742. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During first half of 2014, the company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of June 30, 2014, the amount due to Yuemao Technology was $8,960,036.Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During first half of 2014, no additional loans were borrowed from Yuemao Laser. As of June 30, 2014, the amounts due to Yuemao Laser were $477,473 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

5.	MAJOR CUSTOMERS

The Company sold all of its products to customers located in China. During the three months and six months ended June 30, 2014, one customer accounted for approximately 99% and 95% of sales.

During the three months and six months ended June 30, 2013, the Company did not sell any of its products and had no customer.

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

As of June 30, 2014, the Company had approximately $11,000,000 and $647,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2034.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of June 30, 2014 and December 31, 2014 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at June 30, 2014 and December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
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

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended June 30, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the six months ended June 30, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of June 30, 2014, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the six months ended June 30, 2014, we didn’t produce any silicon wafer because of the depressed market. We sold $436,196 silicon wafer inventory.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2013, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. Our company makes some innovation that using the PV modules we produced into irrigation system in agriculture industry. During the six months ended June 30, 2014, the sales income was $24,534 in this business part.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usagein Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of June 30, 2014, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of June 30, 2014, the net book value of our property, plant and equipment was $2,755,041.

Critical Accounting Policies

During the six months ended June 30, 2014, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

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

RESULTS OF OPERATIONS

Comparison of Three Months ended June 30, 2014 and 2013:

Revenues.In the three months ended June 30, 2014, revenue was $17,326 and no revenue in the the same period of 2013.The increase was due to an increase of our silicon wafers sales. During the second quarter of 2013, the market condition of our silicon wafers was unexpectedly difficult. In this year, the market is getting better. As a result, the company decided to sales the silicon wafers in time , which resulted in an increase in our revenue.

Cost of Sales.Cost of sales was $2,454 for the three months ended June 30, 2014 compared to zero for the same period of 2013. During the three months ended June 30, 2014, the Company sold the inventories, for which allowance was provided, for an higher price than expected.

Gross Profit.The Company generated no gross profit during the three months ended June 30, 2013 ; compared to gross profit of $14,872 in the same period of 2014.

General and Administrative Expenses.General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $95,362 and $141,444 for the three months ended June 30, 2014 and 2013, respectively.The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Interest expenses. Interest expenses of related party loans decreased from $124,786 in the prior period to $121,637 in the current period. The decrease was mainly due to a decreased amount of loans.

Net Loss. Net loss decreased by $55,252 or 21% to $202,125 for the three months ended June 30, 2014 from $257,377 for the same period of last year. This was mainly due to the reasons discussed above.

Comparison of Six Months ended June 30, 2014 and 2013:

Revenues: Revenue was $460,871 for the six months ended June 30, 2014, compared with the same period in 2013 in which we did’t have the revenue .The increase was due to an increase of our silicon wafers sales and the PV Modules. During the first half of 2013, the market condition of our silicon wafers was unexpectedly difficult. In this year, the market is getting better. As a result, the company decided to sales the silicon wafers in time , which resulted in an increase in our revenue.

Cost of Sales: Cost of sales was $446,454 for the six months ended June 30, 2014 compared to $604,018 for the same period of 2013. During the first half of 2013, the Company charged $604,018 into cost of sales as allowance of inventory.  In this year, the Company sold silicon wafers and PV modules.

Gross Profit (Loss): Gross profit was $14,417 for the six months ended June 30, 2014, compared to gross loss of $604,018 for the same period in previous year. The gross loss generated from the six months ended June 30, 2013 was due to allowance of inventory charged into cost of sales.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $188,413 and $234,493 for the six months ended June 30, 2014 and 2013, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the six months ended June 30, 2014 and 2013 were $276 and $1,446, respectively, representing a decrease of $1,170 or 81%. The decrease was primarily due to the company’s cut in certain exhibition and other selling efforts because of its tight cash flow situation.

Interest expenses: Interest expenses of related party loans decreased by $3,881 or 2% from $247,715 in the prior period to $243,834 in the current period. The decrease was mainly due to decreased principal of loans.

Net Loss: Net loss decreased by $660,621 or 61% to $418,098 for the six months ended June 30, 2014 from $1,078,719 for the same period of last year. This was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2014, we had total current assets of $1,397,005 and total current liabilities of $1,957,230, resulting in a working capital deficit of $560,225. Cash and cash equivalents were $12,250 at the beginning of the fiscal year 2014 and decreased to $2,440 at the end of the first half of 2014.

During the six months ended June 30, 2014, cash inflow in operations was $401,440, and cash outflow used in operation was $167,039 for the same period of 2013. The increase of inward cash-flow was mainly due to the following reasons: (1) Prepaid expenses and other current assets provided net cash of $79,472 during first half of 2014 compared to net cash spent of $12,157 during same period of 2013; (2) cash flow about inventories were $446,930 during the first half of 2014, comparing with net cash of $26,932 spent on purchasing inventories during the same period of 2013; (3) during the first half of 2013, the Company charged $607,425 as allowance of inventory, and in the first half of 2014 we sold those products;(4) During six months ended June 30, 2014, net cash outflow resulting from increased accounts receivable was $29,649 ,as compared to net cash inflow of $130,419 due to collection in the same period of 2013; (5) During six months ended June 30, 2014, increased accrued expenses and other current liabilities provided net cash of $266,684 as compared to a net cash inflow of $126,990 in the same period of 2013.

Net cash used in investing activities for the current period is zero because there are no investing activities occured during six months ended June 30, 2014, compared with $7,668 net cash used in the prior period of 2013.

Net cash flowing out in financing activities in the six months ended June 30, 2014 were $411,126 and flowing in were $81,716 in 2013. This difference was mainly due to the repayment to the related parties.

The Company’s difficult financial position, accumulated deficit and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

Due to related parties consists of:

Related parties	Maturity date	Interest rate	June 30, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,240,234	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,139,742	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	477,473	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	8,960,036	9,638,498
Total			$13,817,485	$14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During first half of 2014, the loan increased by $38,482 due to various expenses paid by Mr. Chen on behalf of the Company. The loans borrowed from Mr. Wensheng Chen bear an interest rate of 3.5% per annum. As of June 30, 2014, amount due to Mr. Chen was $3,240,234. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. All loans borrowed from Ms. Ling Chen bear an interest rate of 3.5% per annum. During first half of 2014, no additional loans were borrowed from Ms. Chen and the difference was due to exchange rate difference. As of June 30, 2014, amount due to Ms. Ling Chen was $1,139,742. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During first half of 2014, the company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of June 30, 2014, the amount due to Yuemao Technology was $8,960,036.Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During first half of 2014, no additional loans were borrowed from Yuemao Laser. As of June 30, 2014, the amounts due to Yuemao Laser were $477,473 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.
 status allows.

Future Cash Requirements

The Company’s cash requirements can be divided into two categories.

(1)
Capital demand in daily operations.  This includes costs associated with being a public company, including legal fees, audit/review fees and other professional fees; and costs incurred by the Company’s operating subsidiary, including wages, utilities and other operating costs. The Company expects its cash requirements under this category to be approximately $40,000 per month.

(2)	Capital demand for the construction of its solar cell production facility or to acquire an existing solar cell production facility.

As of June 30, 2014, the Company does not have sufficient capital to meet its planned expansion. Due to the limited sales during the six months ended June 30, 2014, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs,including the Company’s CEO, Mr. Wensheng Chen,Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of June 30, 2014, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

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

As of this quarter reported ended June 30, 2014, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.	Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on June 30, 2014.

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

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
August 19, 2014

By:	/s/ WeileiLv
Chief Financial Officer
(Principal Financial and Accounting Officer)
August 19, 2014