Form 10-Q
period 2014-09-30
Universal Solar Technology, Inc.
filed 2014-11-18
CIK 1434389

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Large accelerated filer☐	Accelerated filer☐
Non-accelerated filer ☐	Smaller reporting company☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).☐ Yes ☒ No.

The number of shares of Common Stock outstanding as of November 18, 2014 was 22,599,974 shares.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	September 30, 2014	Decmber 31, 2013
ASSETS	( Unaudited )

CURRENT ASSETS
Cash and cash equivalents	$4,192	$12,250
Accounts receivable	147,774	19,145
Inventories	148,503	764,267
Prepaid expenses and other current assets	1,042,306	1,151,834
TOTAL CURRENT ASSETS	1,342,775	1,947,496
Land use right, net of accumulated amortization of $58,126 and$52,222, respectively	411,000	424,561
Property, plant and equipment, net of accumulated depreciation of $717,224 and $593,311, respectively	2,734,543	2,914,789
Construction in process	295,815	300,644
TOTAL ASSETS	$4,784,133	$5,587,490
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
Accounts payable	$88,147	$128,560
Accrued interest——related party	1,686,446	1,348,701
Accrued expenses and other current liabilities	289,363	283,879
TOTAL CURRENT LIABILITIES	2,063,956	1,761,140
Due to related-parties	13,860,722	14,489,456
TOTAL LIABILITIES	15,924,678	16,250,596

STOCKHOLDERS' DEFICIENCY
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.0001 par value, 22,599,974 shares issued and outstanding	2,260	2,260
Additional paid-in capital	620,812	620,812
Accumulated deficit	(11,841,533)	(11,175,906)
Accumulated other comprehensive income	77,916	(110,272)
TOTAL STOCKHOLDERS' DEFICIENCY	(11,140,545)	(10,663,106)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$4,784,133	$5,587,490

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
SALES	$85,563	$-	$546,434	$-
COST OF SALES	152,223	-	598,677	604,018

GROSS LOSS	(66,660)	-	(52,243)	(604,018)

OPERATING EXPENSES
General and administrative expenses	60,365	107,928	248,778	342,421
Selling expenses	3,609	667	3,885	2,113

TOTAL OPERATING EXPENSES	63,974	108,595	252,663	344,534

LOSS FROM OPERATIONS	(130,634)	(108,595)	(304,906)	(948,552)

Non-operating income	-	-	-	8,829
Interest income	3	25	11	149
Interest expense - related party	(116,898)	(124,763)	(360,732)	(372,478)
NET LOSS	(247,529)	(233,333)	(665,627)	(1,312,052)

OTHER COMPREHENSIVE INCOME( LOSS )
Foreign currency translation adjustment	26,431	(91,175)	188,188	(109,147)

COMPREHENSIVE LOSS	$(221,098)	$(324,508)	$(477,439)	$(1,421,199)

Loss per common share - basic and diluted	$(0.01)	$(0.01)	$(0.03)	$(0.06)

Weighted average number of shares outstanding - basic and diluted	22,599,974	22,599,974	22,599,974	22,599,974

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
	2014	2013
OPERATING ACTIVITIES:
Net loss	$(665,627)	$(1,312,052)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	133,341	150,407
Amortization of land use right	6,739	6,691
Inventory allowance	-	609,513
Changes in operating assets and liabilities:
Accounts receivable	(128,840)	143,591
Prepaid expenses and other assets	90,964	(16,372)
Inventories	603,038	(40,180)
Accounts payable	(38,320)	(23,117)
Accrued expenses and other current liabilities	370,236	265,690
NET CASH PROVIDED BY(USED IN) IN OPERATING ACTIVITIES	371,531	(215,829)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Acquisition of property and equipment	-	(18,657)
NET CASH USED IN INVESTING ACTIVITIES	-	(18,657)

CASH FLOWS PROVIDED BY FINANCING ACTIVITES:
Proceeds from (Repayment of) related parties loans	(379,450)	82,290
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(379,450)	82,290

Effect of exchange rate changes on cash	(139)	(3,937)

Decrease in cash	(8,058)	(156,133)

Cash - Beginning of period	12,250	160,927

Cash - End of period	$4,192	$4,794

Supplemental disclosures of cash flow information:
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these consolidated financial statements.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

1.	INTERIM FINANCIAL STATEMENTS

The unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the unaudited financial statements have been prepared on the same basis as the annual financial statements and reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the financial position as of September 30, 2014 and the results of operations and cash flows for the periods ended September 30, 2014 and 2013. The financial data and other information disclosed in these notes to the interim financial statements related to these periods are unaudited. The results for the nine months ended September 30, 2014 are not necessarily indicative of the results to be expected for any subsequent periods or for the entire year ending December 31, 2014. The balance sheet at December 31, 2013 has been derived from the audited financial statements at that date.

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

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

Going concern

The financial statements have been prepared on a “going concern” basis, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. As of September 30, 2014, the Company had negative working capital of $721,181 and a stockholders’ deficiency of $11,140,545 and has accumulated deficit of $11,841,533 since inception. These factors, among others, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company plans to improve its financial condition by raising capital in a private placement of its securities. However, there is no assurance that the Company will be successful in accomplishing this objective. The financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.

As of September 30, 2014, the Company does not have sufficient capital to meet its planned expansion.  In the short-term, due to low profit margins, the Company does not expect to achieve positive cash flow. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. Therefore, in the foreseeable future related-parities including the Company’s CEO, Mr. Wensheng Chen and companies that he controls intend to provide financial resources to meet the Company’s daily cash needs.

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

3.	PREPAID EXPENSES AND OTHER CURRENT ASSETS

As of September 30, 2014 and December 31, 2013, prepaid expenses and other current assets consist following:

	September 30, 2014	December 31, 2013
Input Value Added Tax	$985,640	$1,095,385
Other prepaid expenses and other current assets	56,666	56,449
	$1,042,306	$1,151,834

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

4.	DUE TO RELATED PARTIES

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,181,685	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,149,208	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	473,088	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,056,741	9,638,498
Total			$13,860,722	$14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During nine months of 2014, the loan increased by $47,215 due to various expenses paid by Mr. Chen on behalf of the Company, offset by approximately $67,000 decrease caused by exchange rate difference. The loans borrowed from Mr. Wensheng Chen bear an interest rate of 3.5% per annum. As of September 30, 2014, amount due to Mr. Chen was $3,181,685. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. All loans borrowed from Ms. Ling Chen bear an interest rate of 3.5% per annum. During nine months of 2014, no additional loans were borrowed from Ms. Chen and the difference was due to exchange rate difference. As of September 30, 2014, amount due to Ms. Ling Chen was $1,149,208. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During nine months of 2014, the company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of September 30, 2014, the amount due to Yuemao Technology was $9,056,741.Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During nine months of 2014, no additional loans were borrowed from Yuemao Laser. As of September 30, 2014, the amounts due to Yuemao Laser were $473,088 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

UNIVERSAL SOLAR TECHNOLOGY, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATEDFINANCIAL STATEMENTS
 (Unaudited)

5.	MAJOR CUSTOMERS

The Company sold all of its products to customers located in China. During the three months ended September 30, 2014, two customers accounted for 82% and 18% of total sales. During the nine months ended September 30, 2014, two customers accounted for 80% and 13% of total sales.

During the three months and nine months ended September 30, 2013, the Company did not sell any of its products and had no customer.

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

As of September 30, 2014, the Company had approximately $11,419,000 and $653,000 of net operating loss carryforwards for income tax purposes in China and the United States, respectively, which will expire between 2014 to 2034.

Based on management’s present assessment, the Company has determined it to be more likely than not that a deferred tax asset attributable to the future utilization of the net operating loss carry-forward as of September 30, 2014 and December 31, 2014 will be realized. Accordingly, the Company has provided a 100% allowance against the deferred tax asset in the financial statements at September 30, 2014 and December 31, 2013. The Company will continue to review this valuation allowance and make adjustments as appropriate.

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

FORWARD-LOOKING STATEMENTS:

This Quarterly Report on Form 10-Q for the three months ended September 30, 2014 contains “forward-looking statements” within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended, including statements that include the words “believes,” “expects,” “anticipates,” or similar expressions. These forward-looking statements include, among others, statements concerning our expectations regarding our working capital requirements, financing requirements, business, growth prospects, competition and results of operations, and other statements of expectations, beliefs, future plans and strategies, anticipated events or trends, and similar expressions concerning matters that are not historical facts. The forward-looking statements in this Quarterly Report on Form 10-Q for the nine months ended September 30, 2014 involve known and unknown risks, uncertainties and other factors that could cause our actual results, performance or achievements to differ materially from those expressed in or implied by the forward-looking statements contained herein.

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

As of September 30, 2014, we have eleven mono-crystalline silicon ingot growers. Maximum production capacity of each mono-crystalline silicon ingot grower is approximately one ton of mono-crystalline silicon ingots per month. Our current mono-crystalline silicon ingot production capacity is approximately 132 tons per annum.

We are also equipped with five multi-wire saws, each of which can produce approximately 70 silicon wafers per kilogram of mono-crystalline silicon ingot. Based on an estimated 2.8 watts (W) per silicon wafer, our current silicon wafer production capacity is approximately 20MW per annum.

During the nine months ended September 30, 2014, we didn’t produce any silicon wafer because of the depressed market. We sold $521,715 silicon wafer inventory.

Product Line 2 – PV Modules

We have two semi-automatic production lines that manufacture PV modules. Our existing production capacity is approximately 20MW of PV modules per annum. During 2013, we produced various types of PV module samples; however we did not produce PV module products in commercial quantities. Currently, we purchase solar cells from third parties to manufacture PV modules. Our company makes some innovation that using the PV modules we produced into irrigation system in agriculture industry. During the nine months ended September 30, 2014, the sales income was $24,719 in this business part.

Overview of Properties, Plant and Equipment

We have acquired land-use rights to 71,346 square meters for industrial usagein Henan Province, PRC. The land use rights expire on July 23, 2060. We began the construction of our manufacturing facilities on this site in 2008. As of September 30, 2014, we have completed the construction of five workshops. Two of the five workshops are in operation with each comprises of 2,016 square meters.

As of September 30, 2014, the net book value of our property, plant and equipment was $2,734,543.

Critical Accounting Policies

During the nine months ended September 30, 2014, there were no changes to our critical accounting policies and the use of estimates. For further information, please refer to “Critical Accounting Policies” included in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013.

Operation

In July 2010, we began manufacturing silicon wafers. In September 2010, we began to ship our silicon wafers to customers primarily located in China.

We plan to expand the production capacity of our existing product lines through the purchase of additional equipment and recruitment of personnel. We also plan to produce solar cells by ourselves and provide advanced applications of solar energy to complete the value chain of this industry.

RESULTS OF OPERATIONS

Comparison of Three Months ended September 30, 2014 and 2013:

Revenues.In the three months ended September 30, 2014, revenue was $85,563 and no revenue in the the same period of 2013. The increase was due to an increase of our silicon wafers sales. During the second quarter of 2013, the market condition of our silicon wafers was unexpectedly difficult. In this year, the market is getting better. As a result, the company decided to sell the silicon wafers in time , which resulted in an increase in our revenue.

Cost of Sales.Cost of sales was $152,223 for the three months ended September 30, 2014 compared to zero for the same period of 2013. During the three months ended September 30, 2014, the Company sold the inventories, for an lower price than expected .

Gross Profit.The Company generated no gross profit during the three months ended September 30, 2013 ; compared to gross loss of $66,660 in the same period of 2014.

General and Administrative Expenses.General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $60,365 and $107,928 for the three months ended September 30, 2014 and 2013, respectively.The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the three months ended September 30, 2014 and 2013 were $3,609 and $667, respectively, representing an increase of $2,942 or 441%. The increase was primarily due to the samples for free before selling the products to customers and other selling efforts.

Interest expenses. Interest expenses of related party loans decreased from $124,763 in the prior period to $116,898 in the current period. The decrease was mainly due to a decreased amount of loans.

Net Loss. Net loss increased by $14,196 or 6.1% to $247,529 for the three months ended September 30, 2014 from $233,333 for the same period of last year. This was mainly due to the reasons discussed above.

Comparison of Nine months ended September 30, 2014 and 2013:

Revenues: Revenue was $546,434 for the nine months ended September 30, 2014, compared with the same period in 2013 in which we did’t have the revenue .The increase was due to an increase of our silicon wafers sales and the PV Modules. During the first half of 2013, the market condition of our silicon wafers was unexpectedly difficult. In this year, the market is getting better. As a result, the company decided to sell the silicon wafers in time , which resulted in an increase in our revenue.

Cost of Sales: Cost of sales was $598,677 for the nine months ended September 30, 2014 compared to $604,018 for the same period of 2013. During the first half of 2013, the Company charged $604,018 into cost of sales as allowance of inventory.  In this year, the Company sold silicon wafers and PV modules.

Gross Profit (Loss): Gross loss was $52,243 for the nine months ended September 30, 2014, compared to gross loss of $604,018 for the same period in previous year. The gross loss generated from the nine months ended September 30, 2013 was due to allowance of inventory charged into cost of sales.

General and Administrative Expenses. General and administrative expenses consist primarily of salaries and other personnel-related costs, professional fees and other costs. General and administrative expenses were $248,778 and $342,421 for the nine months ended September 30, 2014 and 2013, respectively. The decrease was mainly due to tight cash flow status, which resulted in a reduction of operation.

Selling expenses. Selling expenses include exhibition and other selling expenses. Selling expenses for the nine months ended September 30, 2014 and 2013 were $3,885 and $2,113, respectively, representing a increase of $1,772 or 84%. The increase was primarily due to the samples for free before selling the products to customers and other selling efforts .

Interest expenses: Interest expenses of related party loans decreased by $11,746 or 3% from $372,478 in the prior period to $360,732 in the current period. The decrease was mainly due to decreased principal of loans.

Net Loss: Net loss decreased by $646,425 or 49% to $665,627 for the nine months ended September 30, 2014 from $1,312,052 for the same period of last year. This was mainly due to the reasons discussed above.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2014, we had total current assets of $1,342,775 and total current liabilities of $2,063,956, resulting in a working capital deficit of $721,181. Cash and cash equivalents were $12,250 at the beginning of the fiscal year 2014 and decreased to $4,192 at the end of the third quarter of 2014.

During the nine months ended September 30, 2014, cash inflow in operations was $371,531, and for the same period of 2013 cash outflow used in operation was $215,829. The increase of inward cash-flow was mainly due to the following reasons: (1) Prepaid expenses and other current assets provided net cash of $90,964 during third quarter of 2014 compared to net cash spent of $16,372 during same period of 2013; (2) cash inflow about inventories were $603,038 during the nine months of 2014, comparing with net cash of $40,180 spent on purchasing inventories during the same period of 2013; (3) during the nine months of 2013, the Company charged $609,513 as allowance of inventory, and in the nine months of 2014 we sold those products; (4) During nine months ended September 30, 2014, net cash outflow resulting from increased accounts receivable was $128,840 ,as compared to net cash inflow of $143,591 due to collection in the same period of 2013; (5) During nine months ended September 30, 2014, increased accrued expenses and other current liabilities provided net cash of $370,236 as compared to a net cash inflow of $265,690 in the same period of 2013.

Net cash used in investing activities for the current period is zero because there are no investing activities occured during nine months ended September 30, 2014, compared with $18,657 net cash used in the prior period of 2013.

Net cash flowing out in financing activities in the nine months ended September 30, 2014 were $379,450 and flowing in were $82,290 in 2013. This difference was mainly due to the repayment to the related parties.

The Company’s difficult financial position, accumulated deficit and low share price and inactive stock trading volume have made it difficult for the Company to raise additional capital.

Related party loans

Due to related parties consists of:

Related parties	Maturity date	Interest rate	September 30, 2014	December 31, 2013
Mr. Wensheng Chen, Chief Executive Officer, Chairman of Board	December 31, 2016	3.5%	$3,181,685	$3,201,752
Ms. Ling Chen, President	December 31, 2016	3.5%	1,149,208	1,167,964
Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)	December 31, 2016	3.5%	473,088	481,242
Yuemao Science & Technology Group (“Yuemao Technology”)	December 31, 2016	3.5%	9,056,741	9,638,498
Total			$13,860,722	$14,489,456

Both Yuemao Laser and Yuemao Technology are PRC companies and controlled by the Company’s chairman and Chief Executive Officer, Mr. Wensheng Chen.

Mr. Wensheng Chen, Chairman and Chief Executive Officer of the Company.

As of December 31, 2013, the amount due to Mr. Wensheng Chen was $3,201,752. During nine months of 2014, the loan increased by $47,215 due to various expenses paid by Mr. Chen on behalf of the Company, offset by approximately $67,000 decrease caused by exchange rate difference. The loans borrowed from Mr. Wensheng Chen bear an interest rate of 3.5% per annum. As of September 30, 2014, amount due to Mr. Chen was $3,181,685. Mr. Chen has agreed that the Company can pay the accrued interest when its cash flow status allows.

Ms. Ling Chen, President of the Company

During fiscal 2013, Ms. Ling Chen paid various expenses on behalf of the Company, the amount due to Ms. Ling Chen was $1,167,964 as of December 31, 2013. All loans borrowed from Ms. Ling Chen bear an interest rate of 3.5% per annum. During nine months of 2014, no additional loans were borrowed from Ms. Chen and the difference was due to exchange rate difference. As of September 30, 2014, amount due to Ms. Ling Chen was $1,149,208. Ms. Chen has agreed that the Company can make payment of accrued interest when its cash flow status allows.

Yuemao Science & Technology Group (“Yuemao Technology”)

Yuemao Technology is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amount due to Yuemao Technology was $9,638,498. During nine months of 2014, the company repaid RMB 2,950,000 (approximately $480,000) loans to Yuemao Technology. As of September 30, 2014, the amount due to Yuemao Technology was $9,056,741.Yuemao Technology agreed that the Company can pay the accrued interest when its cash flow status allows.

Zhuhai Yuemao Laser Facility Engineering Co., Ltd. (“Yuemao Laser”)

Yuemao Laser is a private company established under the laws of the PRC and controlled by our Chairman and Chief Executive Officer, Mr. Wensheng Chen. As of December 31, 2013, the amounts due to Yuemao Laser were $481,242. During nine months of 2014, no additional loans were borrowed from Yuemao Laser. As of September 30, 2014, the amounts due to Yuemao Laser were $473,088 and the difference was due to exchange rate difference. Yuemao Laser agreed that the Company can pay the accrued interest when its cash flow status allows.

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

As of September 30, 2014, the Company does not have sufficient capital to meet its planned expansion. Due to the limited sales during the nine months ended September 30, 2014, the Company does not expect to achieve positive cash flow in the short-term. In addition, given the Company’s short operating history, it is difficult to predict when the Company would begin to generate sufficient cash to support its operations. However, in the foreseeable future, related-parties intend to continue to provide financial resources to meet the Company’s daily operating cash needs,including the Company’s CEO, Mr. Wensheng Chen,Yuemao Technology, and Yuemao Laser. The Company plans to raise funds from domestic and foreign banks and/or financial institutions to increase working capital in order to meet its capital demand described in category (2) above.

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

Off-Balance Sheet Arrangements

As of September 30, 2014, we have not entered into any financial guarantees or other commitments to guarantee the payment obligations of any other parties. We do not have any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, operating results and cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

Not applicable.

Item 4.	Controls and Procedures.

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of the end of the period covered by this report. That evaluation disclosed that the Company has material defects in its disclosure controls and procedures. Specifically management determined that there is a lack of expertise in U.S. GAAP among the Company’s management personnel. They also determined that the size of the Company’s accounting staff and low number of supervisory personnel prevented an appropriate segregation of accounting functions.  Based on that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2014.

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

As of this quarter reported ended September 30, 2014, there is no pending litigation made against Universal Solar Technology, Inc. In the ordinary conduct of our business, we are subject to periodic lawsuits, investigations and claims, including, but not limited to, routine employment matters.

Item 1A.	Risk Factors.

There have been no material changes from risk factors as previously disclosed in our annual report on Form 10-K filed on September 30, 2014.

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

Universal Solar Technology, Inc.

By:	/s/Wensheng Chen
Chief Executive Officer and Chairman of the Board of Directors
(Principal Executive Officer)
November 18, 2014

By:	/s/ WeileiLv
Chief Financial Officer
(Principal Financial and Accounting Officer)
November 18, 2014