Form 10-K
period 2018-12-31
UNIVERSAL SOLAR TECHNOLOGY, INC.
filed 2020-12-29
CIK 1434389

Disclosure Statement Pursuant to the Pink Basic Disclosure Guidelines Universal Solar Technology, Inc.
11811 North Freeway, Suite 500
Houston, Texas 77060
________________________________
1- 832-229-7046
www.universalsolartechnology,com
paul.landrew@universalsolartechnology.com
SIC: 3433

Annual Report
For the Period Ending: December 31, 2018
(the Reporting Period)

As of 12/31/2018 the number of shares outstanding of our Common Stock was:

600,549,974

As of 12/31/2017 the number of shares outstanding of our Common Stock was:

72,599,974

As of 12/31/2018 the number of shares outstanding of our Common Stock was:

600,549,974

Indicate by check mark whether the company is a shell company (as defined in Rule 405 of the Securities Act of 1933 and
Rule 12b-2 of the Exchange Act of 1934):

Yes: X		No: ?

Indicate by check mark whether the companys shell status has changed since the previous reporting period:

Yes: ?		No: X


Indicate by check mark whether a Change in Control of the company has occurred over this reporting period:

Yes: ?		No: ?


1)	Name of the issuer and its predecessors (if any)

In answering this item, please also provide any names used by predecessor entities and the dates of the name changes.

Universal Solar Technology, Inc.

Date and state (or jurisdiction) of incorporation (also describe any changes to incorporation since inception, if applicable)
Please also include the issuers current standing in its state of incorporation
 (e.g. active, default, inactive):

The company was incorporated in the State of Nevada on July 24, 2007 and is currently active with the State.

Has the issuer or any of its predecessors been in bankruptcy, receivership, or any similar proceeding in the past five years?

Yes: ?		No: ?

If this issuer or any of its predecessors have been the subject of such proceedings, please provide additional details in the space below:

N/A

2)	Security Information

Trading symbol: 				UNSS
Exact title and class of securities outstanding: 	Common
CUSIP: 					913836102
Par or stated value: 				$.0001

Total shares authorized:	 		2,500,000,000	as of date: 12/31/18
Total shares outstanding: 			600,549,974	as of date: 12/31/18
Number of shares in the Public Float2: 		52,579,974	as of date: 12/31/18
Total number of shareholders of record:		60		as of date: 12/31/18

All additional class(es) of publicly traded securities (if any):

Trading symbol: 				N/A
Exact title and class of securities outstanding:?????
CUSIP: 						?????
Par or stated value: 				?????
Total shares authorized:	 		?????	as of date: ?????
Total shares outstanding: 			?????	as of date: ?????

Transfer Agent

Name: 	     V Stock Transfer, LLC
Phone:       212-828-8436
Email:        info@vstocktransfer.com

Is the Transfer Agent registered under the Exchange Act?3  Yes: ?	No: ?

Describe any trading suspension orders issued by the SEC concerning the issuer or its predecessors:

None

List any stock split, stock dividend, recapitalization, merger, acquisition, spin-off, or reorganization either currently anticipated or that occurred within the past 12 months:

None

3)	 Issuance History

The goal of this section is to provide disclosure with respect to each event that resulted in any direct changes to the total shares outstanding of any class of the issuers securities in the past two completed fiscal years and any subsequent interim period.

Disclosure under this item shall include, in chronological order, all offerings and issuances of securities, including debt convertible into equity securities, whether private or public, and all shares, or any other securities or options to a cquire such securities, issued for services. Using the tabular format below, please describe these events.

A. Changes to the Number of Outstanding Shares

Check this box to indicate there were no changes to the number of outstanding shares within the past two completed fiscal years and any subsequent periods: ?
Shares Outstanding as of Second Most Recent Fiscal Year End:
                                          Opening Balance
Date 12/31/16

  Common:                    22,599,974

  Preferred:                   N/A

*Right-click the rows below and select Insert to add rows as needed.


Date of
Transaction
Transaction type (e.g. new issuance, cancellation, shares returned to treasury)
Number of Shares Issued (or cancelled)
Class of Securities
Value of shares issued ($/per share) at Issuance
Were the shares issued at a discount to market price at the time of issuance?
(Yes/No)
Individual/ Entity Shares were issued to (entities must have individual with
voting / investment control disclosed).
Reason for share issuance (e.g. for cash or debt conversion)        -OR-
        Nature of Services Provided
Restricted or Unrestricted as of this filing.
Exemption or Registration Type.
08/18/2017
Issuance
50000000
Common
N/A
No
The Arminda Group, LLC
Tamiko Plair
Control Block
Restricted
Section 4(a)(2)
01/25/2018
Issuance
20000000
Common
N/A
No
Stephani L. Bankett
Officer
Restricted
Section 4(a)(2)
01/25/2018
Issuance
200000000
Common
N/A
No
Darrell A Calloway
Officer
Restricted
Section 4(a)(2)
01/25/2018
Issuance
20000000
Common
N/A
No
Elbert Hamilton
Officer
Restricted
Section 4(a)(2)
01/25/2018
Issuance
200000000
Common
N/A
No
Paul D Landrew
Officer
Restricted
Section 4(a)(2)
01/25/2018
Issuance
30000000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section 4(a)(2)
01/262018
Issuance
1195880
Common
N/A
No
Cede & CO
?????
Restricted
Section 4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Darrell A. Calloway
Officer
Restricted
Section 4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Paul D Landrew
Officer
Restricted
Section 4(a)(2)
04/27/2018
Issuance
5000000
Common
N/A
No
Marilyn R Haynes
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Caleb J Landrew
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Corbin J Landrew
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Kimberly R Landrew
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
50000000
Common
N/A
No
Paul D.  Landrew
Officer
Restricted
Section 4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
LaTeisha J. Landrew
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Johnny Smith
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
Wayne Nobles
Gift
Restricted
Section 4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
St Stephen Baptist Church
Ernest Schell Control Person
Gift
Restricted
Section 4(a)(2)
05/22/2018
Issuance
160000000
Common
N/A
No
Darrell A Calloway
Officer
Restricted
Section 4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
John Stokes
Gift
Restricted
Section 4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
Austin A Smith
Gift
Restricted
Section 4(a)(2)
08/03/2018
Cancellation
30000000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section 4(a)(2)
08/03/2018
Issuance
28800000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Skyler Wilkerson
Gift
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C Wilkerson
Gift
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Traci S Wilkerson
Gift
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Trenton S Wilkerson
Gift
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F Tristyn S Wilkerson
Gift
Restricted
Section 4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F Tia S Wilkerson
Gift
Restricted
Section 4(a)(2)
08/10/2018
Issuance
2000000
Common
N/A
No
Tamiko L Brock
Employee
Restricted
Section 4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Freddie Hackney III
Gift
Restricted
Section 4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Tyrone Hackney
Gift
Restricted
Section 4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Nicholas Jefferson
Gift
Restricted
Section 4(a)(2)
08/10/2018
Issuance
160000
Common
N/A
No
Ricky Plair
Gift
Restricted
Section 4(a)(2)
08/10/2018
Issuance
5450000
Common
N/A
No
Stock Vest
Art Brent Control Person
Services
Public Relations
Restricted
Section 4(a)(2)
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????


Shares Outstanding on Date of This Report:
                                          Ending Balance Ending Balance:
Date 12/31/2018
Common:                          600,549,974
Preferred:                          N/A

Example: A company with a fiscal year end of December 31st, in addressing this item for its quarter ended September 30, 2019, would include any events that resulted in changes to any class of its outstanding shares from the period beginning on January 1,
2017 through September 30, 2019 pursuant to the tabular format above.

Use the space below to provide any additional details, including footnotes to the table above:

?????
B. Debt Securities, Including Promissory and Convertible Notes
Use the chart and additional space below to list and describe all outstanding promissory notes, convertible notes, convertible debentures, or any other debt instruments that may be converted into a class of the issuers equity securities.

Check this box if there are no outstanding promissory, convertible notes or debt arrangements: ?

Date of Note Issuance
Outstanding Balance ($)
Principal Amount at Issuance ($)
Interest Accrued ($)
Maturity Date
Conversion Terms (e.g. pricing mechanism for determining conversion of instrument to shares)
Name of Noteholder (entities must have individual with voting / investment control
disclosed).
Reason for Issuance (e.g. Loan, Services, etc.)
12/03/2016
$20,000
$25,000
N/A
Stated in note relative to the dismissal  of court case in Nevada A 16
74115 C
At any time before the Maturity Date, Maker shall have the right but not the obligation, to cause the Holder to convert this Note into Common Stock of the Maker or any security convertible into Common Stock of the Maker (the Conversion Shares), based on a conversion price equal to the lesser (1) the average price at which the Maker sells its Common Stock during the sixty (60) days prior to the conversion or (ii) the par value of the Makers
Common Stock (the Conversion Price)
The Arminda Group
Tamiko Plair Control Person
Loan
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????

Use the space below to provide any additional details, including footnotes to the table above:

?????


4) 	Financial Statements

A. The following financial statements were prepared in accordance with:

  ? U.S. GAAP
  ? IFRS

B. The financial statements for this reporting period were prepared by (name of individual)4:

Name: 			J. Anthony Barr, CPA, Esq.
Title:     			CPA
Relationship to Issuer: 	Professional Services Provider

Provide the financial statements described below for the most recent fiscal year or quarter.
For the initial disclosure statement (qualifying for Pink Current Information for the first time) please provide reports for the two previous fiscal years and any subsequent interim periods.

C.	Balance sheet;
D.	Statement of income;
E.	Statement of cash flows;
F.	Statement of Changes in Shareholders Equity
G.	Financial notes; and
H.	Audit letter, if audited

You may either (i) attach/append the financial statements to this disclosure statement or
(ii) file the financial statements through OTCIQ as a separate report using the appropriate report name for the applicable period end. (Annual Report, Quarterly
Report or Interim
Report).

If you choose to publish the financial statements in a separate report as described above, you must state in the accompanying disclosure statement that such financial statements are incorporated by reference. You may reference the document(s) containing the required financial statements by indicating the document name, period end date, and the date that it was posted to OTCIQ in the field below. Financial Statements must be compiled in one document.

The 2018 Annual Financial Statements are included in this disclosure.

Financial statement information is considered current until the due date for the subsequent report (as set forth in the qualifications section above). To remain qualified for Current Information, a company must post its Annual Report within
90 days from its fiscal year-end date and Quarterly Reports within 45 days of each fiscal quarter-end date.

5) 	Issuers Business, Products and Services

The purpose of this section is to provide a clear description of the issuers current operations. In answering this item, please include the following:

A. Summarize the issuers business operations (If the issuer does not have current operations, state no operations)

No Operations

B. Describe any subsidiaries, parents, or affiliated companies, if applicable, and a description of such entitys business, contact information for the business, officers, directors, managers or control persons. Subsidiary information may be included by reference

The Arminda Group, LLC is the  parent company of Universal Solar
Technology, Inc.

C. Describe the issuers principal products or services, and their markets

N/A

6) 	Issuers Facilities

The goal of this section is to provide a potential investor with a clear understanding of all assets, properties or facilities owned, used or leased by the issuer.

In responding to this item, please clearly describe the assets, properties or facilities of the issuer, give the location of the principal plants and other property of the issuer and describe the condition of the properties. If the issuer does not have complete ownership or control of the property (for example, if others also own the property or if there is a mortgage on the property), describe the limitations on the ownership.

If the issuer leases any assets, properties or facilities, clearly describe them as above and the terms of their leases.

Office Space at 11811 North Freeway, Suite 500, Houston, Texas 77060. Six month term with option if needed.

7) 	Officers, Directors, and Control Persons
The goal of this section is to provide an investor with a clear understanding of the identity of all the persons or entities that are involved in managing, controlling or advising the operations, business development and disclosure of the issuer, as well as the identity of any significant or beneficial shareholders.

Using the tabular format below, please provide information, as of the period end date of this report, regarding any person or entity owning 5% of more of any class of the issuers securities, as well as any officer, and any director of the company, regardless of the number of shares they own. If any listed are corporate shareholders or entities, provide the name and address of the person(s) beneficially owning or controlling such corporate shareholders, or the name and contact information of an individual representing the corporation or entity in the note section.


Name of Officer/Director or Control Person
Affiliation with Company (e.g. Officer/Director/Owner of more than 5%) Residential Address (City / State Only)
Number of shares owned
 Share type/class
Ownership Percentage of Class Outstanding
Note
Paul D Landrew
Officer
Houston, Texas
50000000
Common
8%
------------------
Darrell A Calloway
Officer
Houston, Texas
160000000
Common
26.6%
------------------
The Arminda Group, LLC
Tamiko Plair Control Person
Parent Company
Houston, Texas
50000000
Common
8%
These are the control shares held by The Arminda Group, LLC
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????
?????


8)	Legal/Disciplinary History

A. Please identify whether any of the persons listed above have, in the past 10 years, been the subject of:

1. A conviction in a criminal proceeding or named as a defendant in a pending criminal proceeding (excluding traffic violations and other minor offenses);

       None

2. The entry of an order, judgment, or decree, not subsequently reversed, suspended or vacated, by a court of competent jurisdiction that permanently or temporarily enjoined, barred, suspended or otherwise limited such persons involvement in any type of business, securities, commodities, or banking activities;

       None

3.	A finding or judgment by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

None

4.	The entry of an order by a self-regulatory organization that permanently or temporarily barred, suspended, or otherwise limited such persons involvement in any type of business or securities activities.

       None

B. Describe briefly any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the issuer or any of its subsidiaries is a party or of which any of their property is the subject. Include the name of the court or agency in which the proceedings are pending, the date instituted, the principal parties thereto, a description of the factual basis alleged to underlie the proceeding and the relief sought. Include similar information as to any such proceedings known to be contemplated by governmental authorities.

    None


9) 	Third Party Providers

Please provide the name, address, telephone number and email address of each of the following outside providers:

Securities Counsel

Name: 			Andrew Coldicutt
Firm: 			The Law Offices of Andrew Coldicutt
Address 1: 		1220 Rosecrans Street, PMB 258
Address 2: 		San Diego, CA 92106
Phone: 			619-228-4970
Email: 			Andrew@ColdicuttLaw.com




Accountant or Auditor

Name: 			J. Anthony Barr, CPA, Esq.
Firm:			Barr Law and CPA Firm
Address 1:		11811 North Freeway, Suite 500
Address 2: 		Houston, Texas 77060
Phone: 			71-836-9601
Email: 			lawandcpa@outlook.com

Investor Relations

Name: 			?????
Firm: 			?????
Address 1: 		?????
Address 2: 		?????
Phone: 			?????
Email: 			?????

Other Service Providers

Provide the name of any other service provider(s) that that assisted, advised, prepared or provided information with respect to this disclosure statement. This includes counsel, advisor(s) or consultant(s) or provided assistance or services to the issuer during the reporting period.

Name: 			?????
Firm: 			?????
Nature of Services:	?????
Address 1: 		?????
Address 2: 		?????
Phone:  		?????
Email: 			?????

Name: 			?????
Firm: 			?????
Nature of Services:	?????
Address 1: 		?????
Address 2: 		?????
Phone:  		?????
Email: 			?????





10) 	Issuer Certification

Principal Executive Officer:

The issuer shall include certifications by the chief executive officer and chief financial officer of the issuer (or any other persons with different titles but having the same responsibilities).

The certifications shall follow the format below:

I, Paul D. Landrew certify that:

1. I have reviewed this Annual Disclosure Statement of Universal
Solar Technology, Inc.;

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

08/031/2020
/s/Paul D. Landrew [CEOs Signature]
(Digital Signatures should appear as /s/ [OFFICER NAME])



Principal Financial Officer:

I, Paul D. Landrew certify that:

1. I have reviewed this Annual Disclosure Statement of Universal
Solar Technology, Inc.

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

08/31/2020
/s/Paul D. Landrew [CFOs Signature]
(Digital Signatures should appear as /s/ [OFFICER NAME])


Universal Solar Technology, Inc.
Comparative Balance Sheets (unaudited)
Amended and Restated for the Year Ending December 31, 2018
Assets
Notes
December 31, 2018





 As amended and restated
   Current assets

    Cash

 $                        1,391
    Accounts Receivables
2
 $                                -
       Total Current Assets

 $                        1,391

       Fixed assets
 4 and 5
 $                      27,871
       Accumulated Depreciation
 4 and 5
 $                     (11,149)
 Total assets

 $                      18,113


       Current Liabilities


             Accrued Lease Liability
4
 $                        8,740
 Long Term Liability


   Loan Payable
6 and 11
 $                      19,050
 Total Liabilities

 $                      27,790



 Stockholders Equity

 Common Stock ($0.0001 Par Value) authorized 2,500,000,000 shares; issued and outstanding 547,970,000 restricted, 52,579,974 non restricted and 600,549,974 shares
8 and 10
 $                        3,081
       Additional Paid In Capital

 $                      81,279
       Retained Earnings
4
 $                   (263,152)
       Opening Balance Equity
2
 $                   (155,500)
       Owners Contributions
11
 $                    589,411
       Owners Equity

 $                       (2,260)
       Net Income
3
 $                   (262,537)
 Total Equity

 $                       (9,677)
 Total Liabilities and Stockholders Equity

 $                      18,113



The accompanying notes are an integral part of these unaudited financial statements.





Universal Solar Technology, Inc.
Comparative Statements of Operations (unaudited)
Amended and Restated for the Year Ending December 31, 2018

Notes
December 31, 2018





 As amended and restated
Revenues

 $
  Total Revenue
3
 $
  Cost of Goods Sold

 $
Gross Profit


Operating Expenses

   Advertising & Marketing
4
 $                           3,091
   Charitable Contributions

 $                           1,200
   Contractors
4
 $                         70,689
   Dues & subscriptions
4
 $                           4,416
   Legal & Professional Services
7
 $                           9,726
   Office Supplies & Software

 $                           2,072
   Other Business Expenses
4
$                        139,562
   Rent & Lease
4
 $                         26,200
   Taxes & Licenses

 $                           2,025
   Travel

 $                           3,556
Depreciation Expense
4

Total Expenses

 $                     262,537
Net Operating Loss

 $                    (262,537)
Net loss
3
 $                    (262,537)



The accompanying notes are an integral part of these unaudited financial statements.

Universal Solar Technology, Inc.
Comparative Statements of Cash Flows (unaudited)
Amended and Restated for the Year Ending December 31, 2018

Notes
December 31, 2018





 As amended and restated
Operating Activities


   Net loss
3
$                               (262,536)
      Depreciation
4
$                                    11,149
     Adjustments to Net Income:


    Changes in Accounts Receivables
2
$                             22,352,877
      Changes in Payables
4
$                                      2,790
   Total Adjustments to reconcile Net Income to Net Cash provided by operations:

$                             22,366,816
Total Cash Flow from Operating Activities

$                             22,104,280

Investing Activities

$

Financing Activities


   Additional Paid In Capital (Common Stock)

$                                    81,279
   Common Stock ($0.0001 Par Value)

$                                         821
   Opening Balance Equity
2
$                          (22,352,877)
   Owners Contributions

$                                 187,331
   Retained Earnings
4
$                                 (19,889)
Net cash provided by financing activities

$                          (22,103,335)
Net cash increase for period

$                                        945
Cash at beginning of period

$                                        446
Cash at end of period

$                                     1,391



The accompanying notes are an integral part of these unaudited financial statements.


Notes to Universal Solar Technology, Inc.
Financial Statements (Unaudited)
Year Ending December 31, 2019 and amended and restated for December
31, 2018

Table of Contents
NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS	2
Overview	2
Non Reliance on Previously Issued Financial Statements	2
Accounts Receivables and Equity Amended and Restated	2
Amended and Restated Effects on Common Shares	3
2019 Financial Statements	4
NOTE 3.   GOING CONCERN UNCERTAINTY	4
NOTE 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	5
Basis of Presentation	5
Basis of Measurement	5
Estimates and Assumptions	5
Advertising Expense	6
Contractors Expense	6
Dues and Subscription Expenses	7
Other Business Expenses	7
Lease Expense & Accrued Lease Liability	7
NOTE 5.  FIXED ASSETS	8
NOTE 6.  LONGTERM DEBT	9
NOTE 7.  COMMITMENTS AND CONTINGENCIES	9
Legal Matters	9
NOTE 8.  STOCKHOLDERS EQUITY	10
Common Stock	10
NOTE 9.  VARIABE INTEREST ENTITY	10
NOTE 10.  EQUITYBASED COMPENSATION	10
Restricted Stock	10
NOTE 11.  RELATED PARTY TRANSACTIONS	10
NOTE 12.   SUBSEQUENT EVENTS	11


Notes to Universal Solar Technology, Inc.
Financial Statements (Unaudited)
Year Ending December 31, 2019 and amended and restated for December 31, 2018


NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

Overview

      Universal Solar Technology, Inc. (the Company) was incorporated under the laws of the State of Nevada on July 24, 2007. The Companys common shares trade on the OTC Exchange Market under the trading symbol UNSS. The Companys principal and registered office is located at 19547 Bold River
Road, Tomball, Texas 77375.  Our telephone number is
(832)229 7046 and our web address is
www.universalsolartechnology.com. The information provided on our website is not part of this Annual Report on the OTC Disclosure Statement and is therefore not incorporated by reference in this Annual Report on the OTC Disclosure Statement.

      The Companys business focus has moved in the direction of a fintech renewable energy platform development as well as the planned installation of a closed loop waste to energy technology with a global consequential impact.

NOTE 2.  AMENDED AND RESTATED 2018 FINANCIAL STATEMENTS

Non Reliance on Previously Issued Financial Statements

      On March 1, 2020, the Company reached a determination to amend and restate the Companys financial statements and related disclosure notes for the year ended December 31, 2018 (2018 financial statements) included in its Annual Reports on the OTC Disclosure Statement.
On the same date, the Company determined that the 2018 financial statements should no longer be relied upon because of material accounting and presentation errors that resulted in a material misstatement on those financial statements.

Accounts Receivables and Equity Amended and Restated

      On February 18, 2017, the Company recorded approximately $22.4 million as a debit to Receivables (receivables) and a credit to the Opening
Equity Account (equity).   The Company did not create a
contra equity account to offset potential nonrealization, and in October 2019, after failed attempts to collect, the Company determined that the receivables of approximately
$22.4 million would not be realized.

      Upon consultation, the Company determined that the receivables were not recorded and presented in accordance with Accounting Standards
Codification (ASC) 505 10-45-2. According to ASC 505-10-45-2 reporting a note as an asset is generally not appropriate, except in very limited circumstances where there is substantial evidence of intent and ability to pay in a reasonably short period of time.

      The Company did not have evidence that the other party had the intent and the ability to pay in a reasonably short period of time, the receivables were not secured by a letter of credit nor other liquid collateral, and the receivables were not collected prior to the issuance of the 2018 financial statements. Therefore, the receivables should not have been recorded and presented as an asset.

Notes to Universal Solar Technology, Inc.
Financial Statements (Unaudited)
Year Ending December 31, 2019 and amended and restated for December 31, 2018

      To correct this material error the Company amended and restated the receivables and equity as follows:



Receivables (unaudited)
% Change


           $

(a)  2018 as Reported receivables

  22,352,877
         0
(b)  2018 as Amended and restated receivables

0
(100)
(a) For the year ended December 2018 receivables as reported in the Companys Annual Report on the OTC Disclosure Statement filed on April 23, 2019.
(b) Amended and restated receivables value to zero based on non-realization.




Opening Equity (unaudited)

% Change


         $

(c)  2018 as Reported opening equity

 22,197,377
0
(d)  2018 as Amended and restated opening equity

(155,500)
101
(c) For the year ended December 2018 value as reported in the Companys Annual Report on the OTC Disclosure
Statement filed on April 23, 2019.
(d) Amended and restated equity value to (155,500).

In sum, the Company reduced both the receivables and equity by $22.4 million in order to correct the material accounting error.

      Amended and Restated Effects on Common Shares

   The Company shows the effects on earnings (loss) per share in the table that follows. According to ASC 250-10-50-7 when financial statements are restated to correct an error, the Company shall disclose the effect on each financial statement line item, and any per-share amounts affect for each prior period presented.





Loss Per Common Share (unaudited)


%
Change


            $

(e)  2018 as Reported net loss

    (262,537)
0
(f)  2018 as Amended and restated loss per share

(0.0004)
0
(e) For the year ended December 2018 net loss as reported in the Companys Annual Report on the OTC Disclosure
Statement filed on April 23, 2019.
(f) Adjusted value based on amendment and restatement.

   To calculate the loss per common share the Company divided net loss (262,537) by 600,549,974 the average weighted outstanding shares.

   As a result of the amendment and restatement, the Companys
2018 receivables and equity accounts were materially impacted.
At the same time,
there was no impact to net loss and loss per common share.

	2019 Financial Statements

      The Company did not file its Annual Report on the OTC Disclosure Statement for the calendar year ended December 31, 2019, (2019 financial statements) by the due date. The delay was attributed to the length of time taken to review, amend and restate the Companys 2018 financial statements. The unaudited 2019 financial states are included in this filing and presented in a comparative format.

NOTE 3.   GOING CONCERN UNCERTAINTY

      Our unaudited 2019 financial statements and unaudited amended and restated 2018 financial statements have been prepared as a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operations for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

      Our lack of revenue, recurring losses, negative cash flows from operating activities, stockholders deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing raise substantial doubt about our ability to continue as a going concern. The
Companys anticipated merger with Entrex will position the Company to generate revenue from a more diverse strategic investment approach. Likewise, we are in the final stages of negotiations for a partnership with a waste to energy company which will position us for revenue generation within the next 12 months.
      The achievement of these goals is paramount to the mitigation of the factors described. To fail in completing these actions will cast substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our financial statements included in this
Annual Report on OTC Disclosure Statement are issued. If we become unable to continue as a going concern, we may have to liquidate our assets, and potentially realize significantly less than the values at which they are carried on our financial statements, and the holders of our securities could lose all or part of their investment.

NOTE 4.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Basis of Presentation

      The Companys unaudited 2019 financial statements and unaudited amended and restated 2018 financial statements, were approved by the Board of Directors on June 19, 2020 and have been prepared in accordance and conformity with generally accepted accounting principles as issued by the Financial Accounting Standards Board (FASB) using the accounting policies described herein.

Basis of Measurement

      These financial statements are presented in US dollars which is the functional and reporting currency. The financial statements are prepared on a historical cost basis. In addition, these financial statements have been prepared using the accrual basis of accounting.

Estimates and Assumptions

      The preparation of the condensed financial statements in conformity with generally accepted accounting principles, United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Companys financial statements relate to fixed assets. Actual results could differ from those estimates.

      Upon consultation, the Company recognized that while fixed assets were presented at historical costs, depreciation was not accumulated. As a result the Company adopted the Straight-line Depreciation
Method for fixed assets with a useful life of five years.
The Company adjusted the
financial statements to reflect accumulated depreciation for 2017 and 2018 combined as follows:


Accumulated Depreciation (unaudited)



        $

(g)  2018 as Reported accumulated depreciation

0

(h)  2018 as prior period adjustment

   (11,149)

(g) For the year ended December 2018 value as reported in the Companys Annual Report on the OTC Disclosure Statement filed on April 23, 2019.
(h) The Company recorded $27,871 in fixed assets for the year ended December 31, 2018 and December 31, 2017.

   Accumulated depreciation adjustment was calculated as:
$27,871 divided by 5 years equals $5,574. However, since depreciation was not recorded in 2017 and 2018 an adjustment in the amount of $11,149 was recorded.

   The adoption and adjustment for depreciation did not have a material effect on net loss, the prior period adjustment to the retained earnings account was follows:



Retained Earnings (unaudited)
%
Change


          $

(i)  2018 as Reported retained earnings

 (243,263)
0
(j)  2018 as prior period adjustment

    (254,412)
(5)
(i) Retained earnings as reported in 2018.
(j) Retained earnings prior period adjustment for accumulated depreciation for the years ended December 31, 2018 and December 31, 2017.
Advertising Expense

	In accordance with ASC 720-35-05-1, the Company expensed advertising costs as they were incurred.

Contractors Expense

	The Company recorded administrative support and third-party vendors in this account.

Dues and Subscription Expenses

      The Company recorded fees associated with OTC Markets, professional publications, software services in this account.

Other Business Expenses

      The Company recorded non-capitalized equipment, office supplies, reimbursements, bank charges, postage, printing services and utilities in this account.

Lease Expense & Accrued Lease Liability

      On January 1, 2019, we adopted Accounting Standards
Update ASU No. 2016 02,Leases, as amended by ASU 2018 10,
 Codification Improvements to Topic 842, ASU 2018 11
Targeted Improvements, and 2019 01, Codification
Improvements.  These ASUs required the
recognition of lease assets and
lease liabilities for virtually all leases and required disclosure of key information about leasing arrangements.
We elected to adopt these new
standards prospectively.

   The Company had a two-year sub-lease agreement with a company that had surplus space. The lease began March 2017 and ended March 2019. The monthly payments were $3,200 per month. Upon inquiry, the Company disclosed that while it paid $58,460 for leasing, there was an outstanding balance of $18,340 (outstanding balance) which is payable by December 31, 2020. Of the outstanding balance, $9,600 is attributable to 2019, and $8,740 is attributed to 2018.

   In 2018, the Company did not properly expense and accrue for the lease liability applicable to the period. With the adoption of ASU 2018-10 and to correct this accounting error, the Company recorded expenses and accrued lease liability for 2018 as follows:



Lease Expense (unaudited)
%
Change


          $

(k) 2018 as Reported lease expense

26,200
0
(l) 2018 as prior period adjustment

    8,740
33
(k) Rent and Lease Expense as reported in 2018.
(l) Retained earnings prior period adjustment for lease expense $8,740 the amount incurred but not paid for the year ended December 31, 2018. After this adjustment retained earnings were (263,152).


Accrued Lease Liability (unaudited)
%
Change


          $

(m) 2018 as Reported accrued lease liability

0
0
(n) 2018 as prior period adjustment

    8,740
100
(m) Accrued lease liability as reported in 2018.
(n) Retained earnings prior period adjustment for accrued lease liability $8,740 the amount incurred but not paid as of December 31, 2018.
   The landlord did not take legal action nor did the landlord impose interest on the outstanding balance.
The Company has agreed to pay  the
remaining balance of $18,340 by December 31, 2020.
For the avoidance of doubt, the landlord is not a related party.

NOTE 5.  FIXED ASSETS
      Fixed Assets comprised of furniture, desktop computers, fax machines, phone and security systems at December 31:


Estimated       Useful Life
Fixed Assets, net
(unaudited)


years
$
(o)  2018 as Reported fixed assets


27,871
(p) 2018 as prior period adjustment and restatement fixed assets

   5
       18,113
(o)  Fixed Assets were purchased in 2017, but the
Company did not record depreciation   for the years
ended December 31, 2018 and December 31, 2017.
The Company presented the Fixed Assets at historical costs as shown.
(p) The Company estimated Fixed Assets useful estimated life as 5 years and using the straight-line method of depreciation, the Company recognized 2 years of accumulated depreciation. As of December 31, 2018, the fixed assets book value was $18,113, the Company Accumulated depreciation as stated in Note 4.

NOTE 6.  LONG TERM DEBT

   Long term debt consisted of the following as of December 31:




Loan Payable
(unaudited)


        $
(q)  Loan Payable

   19,050
(r)  Interest rate

       0
(s) Years in repayment


Lump sum

(q) The Company currently has a loan payable in the amount of $19,050.
(r) The interest rate on the loan is 0 percent.
(s) The original loan amount was $25,000. These funds were used in securing the receivables. The balance reflected as of December 31, 2018 was $19,050. The lender, Darrell A. Calloway, serves as
President of the Company; this related Party Transaction is also discussed in Note 11. Mr.
Calloway has agreed to defer monthly payments on the loan.
The loan is due in full by December 31, 2022.

NOTE 7.  COMMITMENTS AND CONTINGENCIES

Legal Matters

			The Company confirms that are no
legal matters or litigation pending.

NOTE 8.  STOCKHOLDERS EQUITY

Common Stock

      As of December 31, 2018, we are authorized to issue
2.5 billion shares of common stock with a par value of $0.0001 per share. For the years ended December 31, 2019, and December 31, 2018 there were 600,549,974 shares issued and outstanding.

      Basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during each period. The computation of basic loss per share is presented as follows for the years ended December 31, 2019 and
December 31, 2018:

Loss Per Common Share (unaudited)
Loss Per Common Share (unaudited)


2019
2018
(t)Loss Per Common Share
Weighted average common shares outstanding (basic)
(0.0001)

(0.0004)

NOTE 9.  VARIABE INTEREST ENTITY

      A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
The Company confirms that there are no VIE interests.

NOTE 10.  EQUITY BASED COMPENSATION

Restricted Stock

	In August 2017, the company issued Restricted
Stock Units for the original management team. The stock was issued at par value and carried a two year vesting period. The company has disclosed all Restricted Stock Units which were issued and are included in the current disclosure.
There are no additional entitlements or options planned at this time. There have been no transactions of stock being sold by the original management team as the shares are still restricted since no legal opinion has been attained.
All certificates still have a legend.

NOTE 11.  RELATED PARTY TRANSACTIONS

      As of December 31, 2018, Company has received loans from Paul D. Landrew, Chairman and Chief Executive Officer and Darrell A. Calloway,
President. Paul D. Landrew loaned the Company of $626,562 which was converted to Owners Equity. Presently, the Company, has a loan payable to Darrell A. Calloway in the amount of $19,050 as described in Note 6.

NOTE 12.   SUBSEQUENT EVENTS

		The Company confirms that were no
subsequent events to report.


1 Change in Control shall mean any events resulting in:

(i) Any person (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the beneficial owner (as defined in Rule
13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent
(50%) or more of the total voting
power represented by the Companys then outstanding voting securities;

(ii) The consummation of the sale or disposition by the Company of all or substantially all of the Companys assets;

(iii) A change in the composition of the Board occurring within a two (2)-year period, as a result of which fewer than a majority of the directors are directors immediately prior to such change; or

(iv) The consummation of a merger or consolidation of the Company with any other corporation, other than a merger or consolidation which would result in the voting securities of the Company outstanding immediately prior thereto continuing to represent (either by remaining outstanding or by being converted into voting securities of the surviving entity or its parent) at least fifty percent
(50%) of the total voting power
represented by the voting securities of the Company or such surviving entity or its parent outstanding immediately after such merger or consolidation.

2 Public Float shall mean the total number of unrestricted shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10 percent of the total shares outstanding (a control person), or any affiliates thereof, or any immediate family members of officers, directors and control persons.

3 To be included in the Pink Current Information tier, the transfer agent must be registered under the Exchange Act.

4 The financial statements requested pursuant to this item must be prepared in accordance with US GAAP or IFRS by persons with sufficient financial skills.


-----------------------------------------------------------