Form 10-K
period 2019-12-31
UNIVERSAL SOLAR TECHNOLOGY, INC.
filed 2020-12-30
CIK 1434389

Disclosure Statement
Pursuant to the Pink Basic
Disclosure Guidelines
Universal Solar Technology,
Inc.
11811 North Freeway, Suite 500
Houston, Texas 77060
________________________________
1- 832-229-7046
www.universalsolartechnology,com
paul.landrew@universalsolartechnology.
com
SIC: 3433

Annual Report
For the Period Ending: December 31,
2019
(the "Reporting Period")

As of 12/31/2019 the number of shares outstanding of our Common Stock was:

600,549,974

As of 12/31/2018 the number of shares outstanding of our Common Stock was:

600,549,974

As of 12/31/2019 the number of shares outstanding of our Common Stock was:

600,549,974

Indicate by check mark whether the company is a shell company (as defined in Rule 405 of the Securities Act of 1933 and Rule 12b-2 of the
Exchange Act of 1934):

Yes: ?		No: ?

Indicate by check mark whether the company's shell status has changed since the previous reporting period:

Yes: ?		No: ?


Indicate by check mark whether a Change in Control of the company has occurred over this reporting period:

Yes: ?		No: ?


1)	Name of the issuer and its predecessors
(if any)

In answering this item, please also provide any names used by predecessor entities and the dates of the name changes.

Universal Solar Technology, Inc.

Date and state (or jurisdiction) of incorporation (also describe any changes to incorporation since inception, if applicable) Please also include the issuer's current standing in its state of incorporation
(e.g. active, default, inactive):

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
Par or stated value:
	$.0001

Total shares authorized:
	2,500,000,000	as of date: 12/31/19
Total shares outstanding:
	600,549,974	as of date: 12/31/19
Number of shares in the Public Float :
	52,579,974	as of date: 12/31/19
Total number of shareholders of record:		60
		as of date: 12/31/19

All additional class(es) of publicly traded securities (if any):

Trading symbol: 				N/A
Exact title and class of securities outstanding:

CUSIP:

Par or stated value:

Total shares authorized:
	     	as of date:
Total shares outstanding:
	     	as of date:

Transfer Agent

Name: 	     V Stock Transfer, LLC
Phone:       212-828-8436
Email:        info@vstocktransfer.com

Is the Transfer Agent registered under the Exchange
Act?   Yes: ?	No: ?

Describe any trading suspension orders issued by the SEC concerning the issuer or its predecessors:

None

List any stock split, stock dividend, recapitalization, merger, acquisition, spin-off, or reorganization either currently anticipated or that occurred within the past
12 months:

None

3)	 Issuance History

The goal of this section is to provide disclosure with respect to each event that resulted in any direct changes to the total shares outstanding of any class of the issuer's securities in the past two completed fiscal years and any subsequent interim period.

Disclosure under this item shall include, in chronological order, all offerings and issuances of securities, including debt convertible into equity securities, whether private or public, and all shares, or any other securities or options to acquire such securities, issued for services. Using the tabular format below, please describe these events.

A.	Changes to the Number of Outstanding
Shares

Check this box to indicate there were no changes to the number of outstanding shares within the past two completed fiscal years and any subsequent periods: ?
Shares Outstanding as of Second Most Recent
Fiscal Year End:
                                          Opening Balance
Date 12/31/17

  Common:                    72,599,974

  Preferred:                   N/A

*Right-click the rows below and select "Insert" to add rows as needed.


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

Restricted
Section
4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Darrell A.
Calloway
Officer
Restricted
Section
4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Paul D Landrew
Officer
Restricted
Section
4(a)(2)
04/27/2018
Issuance
5000000
Common
N/A
No
Marilyn R
Haynes
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Caleb J
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Corbin J
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Kimberly R
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
50000000
Common
N/A
No
Paul D.
Landrew
Officer
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
LaTeisha J.
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Johnny Smith
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
Wayne Nobles
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
St Stephen
Baptist Church
- Ernest Schell
Control Person
Gift
Restricted
Section
4(a)(2)
05/22/2018
Issuance
160000000
Common
N/A
No
Darrell A
Calloway
Officer
Restricted
Section
4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
John Stokes
Gift
Restricted
Section
4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
Austin A Smith
Gift
Restricted
Section
4(a)(2)
08/03/2018
Cancellation
30000000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section
4(a)(2)
08/03/2018
Issuance
28800000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Skyler
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Traci S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Trenton S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F
Tristyn S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F
Tia S Wilkerson
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
2000000
Common
N/A
No
Tamiko L Brock
Employee
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Freddie
Hackney III
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Tyrone Hackney
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Nicholas
Jefferson
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
160000
Common
N/A
No
Ricky Plair
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
5450000
Common
N/A
No
Stock Vest - Art
Brent Control
Person
Services -
Public Relations
Restricted
Section
4(a)(2)












Shares Outstanding on Date of This Report:
                                          Ending Balance
Ending Balance:
Date 12/31/2019
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

Use the space below to provide any additional details, including footnotes to the table above:


B.	Debt Securities, Including Promissory and
Convertible Notes
Use the chart and additional space below to list and describe all outstanding promissory notes, convertible notes, convertible debentures, or any other debt instruments that may be converted into a class of the issuer's equity securities.

Check this box if there are no outstanding promissory, convertible notes or debt arrangements:
?

Date of
Note
Issuance
Outstanding
Balance ($)
Principal
Amount
at
Issuance
($)
Interest
Accrued
($)
Maturity
Date
Conversion Terms (e.g.
pricing mechanism for
determining conversion of
instrument to shares)
Name of Noteholder
(entities must have
individual with voting
/ investment control
disclosed).
Reason for
Issuance (e.g.
Loan, Services,
etc.)
12/03/2016
$20,000
$25,000
N/A
Stated in
note
relative
to the
dismissal
of court
case in
Nevada
- A-16-
74115-C
"At any time before the Maturity
Date, Maker shall have the right
but not the obligation, to cause
the Holder to convert this Note
into Common Stock of the
Maker or any security
convertible into Common Stock
of the Maker (the "Conversion
Shares"), based on a
conversion price equal to the
lesser (1) the average price at
which the Maker sells its
Common Stock during the sixty
(60) days prior to the conversion
or (ii) the par value of the
Maker's Common Stock (the
"Conversion Price")
The Arminda Group -
Tamiko Plair Control
Person
Loan

























Use the space below to provide any additional details, including footnotes to the table above:




4) 	Financial Statements

A.	The following financial statements were
prepared in accordance with:

  ? U.S. GAAP
  ? IFRS

B.	The financial statements for this reporting period
were prepared by (name of individual) :

Name: 			J. Anthony Barr,
CPA, Esq.
Title:     			CPA
Relationship to Issuer: 	Professional
Services Provider

Provide the financial statements described below for the most recent fiscal year or quarter. For the initial disclosure statement (qualifying for Pink Current
Information for the first time) please provide reports for the two previous fiscal years and any subsequent interim periods.

C.	Balance sheet;
D.	Statement of income;
E.	Statement of cash flows;
F.	Statement of Changes in Shareholders'
Equity
G.	Financial notes; and
H.	Audit letter, if audited

You may either (i) attach/append the financial statements to this disclosure statement or (ii) file the financial statements through OTCIQ as a separate report using the appropriate report name for the applicable period end. ("Annual Report," "Quarterly
Report" or "Interim Report").

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

5) 	Issuer's Business, Products and
Services

The purpose of this section is to provide a clear description of the issuer's current operations. In answering this item, please include the following:

A.	Summarize the issuer's business operations (If
the issuer does not have current operations, state "no operations")

No Operations

B.	Describe any subsidiaries, parents, or affiliated
companies, if applicable, and a description of such entity's business, contact information for the business, officers, directors, managers or control persons. Subsidiary information may be included by reference

The Arminda Group, LLC is the parent company of Universal Solar Technology, Inc.

C.	Describe the issuers' principal products or
services, and their markets

N/A

6) 	Issuer's Facilities

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

Using the tabular format below, please provide information, as of the period end date of this report, regarding any person or entity owning 5% of more of any class of the issuer's securities, as well as any officer, and any director of the company, regardless of the number of shares they own. If any listed are corporate shareholders or entities, provide the name and address of the person(s) beneficially owning or controlling such corporate shareholders, or the name and contact information of an individual representing the corporation or entity in the note section.


Name of
Officer/Director or
Control Person
Affiliation with
Company (e.g.
Officer/Director/Owner
of more than 5%)
Residential Address
(City / State Only)
Number of
shares
owned
 Share
type/class
Ownership
Percentage
of Class
Outstanding
Note
Paul D Landrew
Officer
Houston, Texas
50000000
Common
8%
------------------
Darrell A Calloway
Officer
Houston, Texas
160000000
Common
26.6%
------------------
The Arminda
Group, LLC -
Tamiko Plair
Control Person
Parent Company
Houston, Texas
200000000
Common
33.3%
These are the shares
associated with the
Note currently held by
The Arminda Group,
LLC
















8)	Legal/Disciplinary History

A.	Please identify whether any of the persons listed
above have, in the past 10 years, been the subject of:

1.	A conviction in a criminal proceeding or
named as a defendant in a pending
criminal proceeding (excluding traffic
violations and other minor offenses);

       None

2.	The entry of an order, judgment, or
decree, not subsequently reversed,
suspended or vacated, by a court of
competent jurisdiction that permanently
or temporarily enjoined, barred,
suspended or otherwise limited such
person's involvement in any type of
business, securities, commodities, or
banking activities;

       None

3.	A finding or judgment by a court of
competent jurisdiction (in a civil action), the Securities and Exchange
Commission, the Commodity Futures
Trading Commission, or a state
securities regulator of a violation of
federal or state securities or
commodities law, which finding or
judgment has not been reversed,
suspended, or vacated; or

None

4.	The entry of an order by a self-
regulatory organization that permanently or temporarily barred, suspended, or otherwise limited such person's involvement in any type of business or securities activities.

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

Investor Relations

Name:
Firm:
Address 1:
Address 2:
Phone:
Email:

Other Service Providers

Provide the name of any other service provider(s) that that assisted, advised, prepared or provided information with respect to this disclosure statement. This includes counsel, advisor(s) or consultant(s) or provided assistance or services to the issuer during the reporting period.

Name:
Firm:
Nature of Services:
Address 1:
Address 2:
Phone:
Email:

Name:
Firm:
Nature of Services:
Address 1:
Address 2:
Phone:
Email:






















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

08/031/2020
/s/Paul D. Landrew [CEO's Signature]
(Digital Signatures should appear as "/s/ [OFFICER NAME]")



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

08/031/2020
/s/Paul D. Landrew [CFO's Signature]
(Digital Signatures should appear as "/s/ [OFFICER NAME]")




























































Notes to Universal Solar
Technology, Inc.
Financial Statements (Unaudited)
Year Ending December 31, 2019 and amended and restated for December 31, 2018

      To correct this material error the
Company amended and restated the
receivables and equity as follows:



Receivables
(unaudited)
%
Change


           $

(a)	 2018 as Reported receivables

  22,352,877
         0
(b)	 2018 as Amended and restated receivables

0
(100)
(a)	For the year ended December 2018
receivables as reported in the
Company's Annual Report on the
OTC Disclosure Statement filed on
April 23, 2019.
(b)	Amended and restated receivables
value to zero based on non-
realization.




Opening
Equity
(unaudited)

%
Change


         $

(c)	 2018 as Reported opening equity

 22,197,377
0
(d)	 2018 as Amended and restated opening equity

(155,500)
101
(c)	For the year ended December 2018
value as reported in the Company's
Annual Report on the OTC
Disclosure Statement filed on April
23, 2019.
(d)	Amended and restated equity value
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

    (262,537)
0
(f)	 2018 as Amended and restated loss per share

(0.0004)
0
(e)	For the year ended December 2018
net loss as reported in the
Company's Annual Report on the
OTC Disclosure Statement filed on
April 23, 2019.
(f)	Adjusted value based on amendment
and restatement.

   To calculate the loss per common
share the Company divided net loss
(262,537) by 600,549,974 the average
weighted outstanding shares.

   As a result of the amendment and
restatement, the Company's 2018
receivables and equity accounts were
materially impacted.  At the same time,
there was no impact to net loss and loss per common share.

	2019 Financial Statements

      The Company did not file its
Annual Report on the OTC Disclosure
Statement for the calendar year ended
December 31, 2019, ("2019 financial
statements) by the due date.  The delay
was attributed to the length of time taken to review, amend and restate the Company's 2018 financial statements.
The unaudited 2019 financial states are
included in this filing and presented in a comparative format.

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

      Our lack of revenue, recurring
losses, negative cash flows from
operating activities, stockholders'
deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing raise substantial doubt about our ability to continue as a going concern. The Company's anticipated merger with Entrex will position the Company to generate revenue from a more diverse strategic investment approach. Likewise, we are in the final stages of negotiations for a partnership with a waste to energy company which will position us for revenue generation within the next 12 months.
      The achievement of these goals
is paramount to the mitigation of the
factors described. To fail in completing these actions will cast substantial doubt as to our ability to continue as a going concern for a period of 12 months after the date our financial statements included in this Annual Report on OTC
Disclosure Statement are issued. If we
become unable to continue as a going
concern, we may have to liquidate our
assets, and potentially realize
significantly less than the values at
which they are carried on our financial
statements, and the holders of our
securities could lose all or part of their investment.

NOTE 4.   SUMMARY OF SIGNIFICANT
ACCOUNTING POLICIES

	Basis of Presentation

      The Company's unaudited 2019
financial statements and unaudited
amended and restated 2018 financial
statements, were approved by the Board
of Directors on June 19, 2020 and have
been prepared in accordance and
conformity with generally accepted
accounting principles as issued by the
Financial Accounting Standards Board
(FASB) using the accounting policies
described herein.

Basis of Measurement

      These financial statements are
presented in US dollars which is the
functional and reporting currency.  The
financial statements are prepared on a
historical cost basis. In addition, these financial statements have been prepared using the accrual basis of accounting.

Estimates and Assumptions

      The preparation of the condensed
financial statements in conformity with
generally accepted accounting
principles, United States, requires
management to make estimates and
assumptions that affect the reported
amounts of assets and liabilities and
disclosure of contingent assets and
liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates in the Company's financial statements relate to fixed assets. Actual results could differ from those estimates.

      Upon consultation, the Company
recognized that while fixed assets were
presented at historical costs, depreciation was not accumulated. As a result the Company adopted the Straight-line
Depreciation Method for fixed assets
with a useful life of five years.  The
Company adjusted the financial
statements to reflect accumulated
depreciation for 2017 and 2018
combined as follows:


Accumulated
Depreciation
(unaudited)



        $

(g)	 2018 as Reported accumulated depreciation

0

(h)	 2018 as prior period adjustment

   (11,149)

(g)	For the year ended December 2018
value as reported in the Company's
Annual Report on the OTC
Disclosure Statement filed on April
23, 2019.
(h)	The Company recorded $27,871 in
fixed assets for the year ended
December 31, 2018 and December
31, 2017.

   Accumulated depreciation
adjustment was calculated as:  $27,871
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

	In accordance with ASC 720-35-
05-1, the Company expensed advertising
costs as they were incurred.

Contractors Expense

	The Company recorded
administrative support and third-party
vendors in this account.

Dues and Subscription Expenses

      The Company recorded fees
associated with OTC Markets,
professional publications, software
services in this account.

Other Business Expenses

      The Company recorded non-
capitalized equipment, office supplies,
reimbursements, bank charges, postage,
printing services and utilities in this
account.

Lease Expense & Accrued Lease
Liability

      On January 1, 2019, we adopted
Accounting Standards Update ("ASU")
No. 2016-02, Leases, as amended
by ASU 2018-10, Codification
Improvements to Topic 842, ASU 2018-
11, Targeted Improvements, and 2019-
01, Codification Improvements.  These
ASUs required the recognition of lease
assets and lease liabilities for virtually all leases and required disclosure of key information about leasing arrangements. We elected to adopt these new standards prospectively.

   The Company had a two-year sub-
lease agreement with a company that had
surplus space.  The lease began March
2017 and ended March 2019.  The
monthly payments were $3,200 per
month.  Upon inquiry, the Company
disclosed that while it paid $58,460 for leasing, there was an outstanding balance of $18,340 ("outstanding balance") which is payable by December
31, 2020. Of the outstanding balance,
$9,600 is attributable to 2019, and
$8,740 is attributed to 2018.

   In 2018, the Company did not
properly expense and accrue for the
lease liability applicable to the period.
With the adoption of ASU 2018-10 and
to correct this accounting error, the
Company recorded expenses and
accrued lease liability for 2018 as
follows:



L
e
a
s
e
E
x
p
e
n
s
e
(
u
n
a
u
d
i
t
e
d
)
%
C
h
a
n
g
e




$

(k)	2018 as
Reported
lease
expense

2
6
,
2
0
0
0
(l)	2018 as
prior
period
adjustment


8
,
7
4
0
3
3
(k)	Rent and Lease Expense as reported
in 2018.
(l)	Retained earnings prior period
adjustment for lease expense $8,740
the amount incurred but not paid for
the year ended December 31, 2018.
After this adjustment retained
earnings were (263,152).


A
c
c
r
u
e
d
L
e
a
s
e
L
i
a
b
il
i
t
y
(
u
n
a
u
d
i
t
e
d
)
%
C
h
a
n
g
e




$

(m)	2018 as
Reported
accrued
lease
liability

0
0
(n)	2018 as
prior
period
adjustment


8
,
7
4
0
1
0
0
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

NOTE 5.  FIXED ASSETS
      Fixed Assets comprised of
furniture, desktop computers, fax
machines, phone and security systems at
December 31:


Esti
mat
ed
Use
ful
Life
Fixed
Assets
, net
(unau
dited)


y
e
ar
s
$
(o)	 2018 as Reported
fixed assets


2
7
,
8
7
1
(p)	2018 as prior
period adjustment
and restatement
fixed assets


5

18,11
3
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

NOTE 6.  LONG-TERM DEBT

   Long-term debt consisted of the
following as of December 31:




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

NOTE 8.  STOCKHOLDERS' EQUITY

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



Loss Per
Common
Share
(unaudited)
Loss Per
Common
Share
(unaudited)


2019
2018
(t)    Loss Per Common Share
Weighted average common
shares outstanding (basic)
(0.0001)

(0.0004)

NOTE 9.  VARIABE INTEREST ENTITY

      A VIE is defined as an entity in
which equity investors do not have the
characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company confirms that there are no VIE interests.

NOTE 10.  EQUITY-BASED
COMPENSATION

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

NOTE 11.  RELATED PARTY
TRANSACTIONS

      As of December 31, 2018,
Company has received loans from Paul
D. Landrew, Chairman and Chief
Executive Officer and Darrell A.
Calloway, President. Paul D. Landrew
loaned the Company of $626,562 which
was converted to "Owner's Equity".
Presently, the Company, has a loan
payable to Darrell A. Calloway in the
amount of $19,050 as described in Note
6.

NOTE 12.   SUBSEQUENT EVENTS

		The Company confirms that were
no subsequent events to report.





































  "Change in Control" shall mean any events resulting in:

(i) Any "person" (as such term is used in Sections 13(d) and 14(d) of the Exchange Act) becoming the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting power represented by the Company's then outstanding voting securities;

(ii) The consummation of the sale or disposition by the Company of all or substantially all of the Company's assets;

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

  "Public Float" shall mean the total number of unrestricted shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10 percent of the total shares outstanding (a "control person"), or any affiliates thereof, or any immediate family members of officers, directors and control persons.

  To be included in the Pink Current Information tier, the transfer agent must be registered under the Exchange Act.

  The financial statements requested pursuant to this item must be prepared in accordance with US GAAP or IFRS by persons with sufficient financial skills.