Form 10-Q
period 2020-03-31
UNIVERSAL SOLAR TECHNOLOGY, INC.
filed 2020-12-31
CIK 1434389

Disclosure Statement Pursuant to the Pink Basic Disclosure Guidelines Universal Solar Technology, Inc.
11811 North Freeway, Suite 500
Houston, Texas 77060
________________________________
1- 832-229-7046
www.universalsolartechnology,com
paul.landrew@universalsolartechnology.com
SIC: 3433

Quarterly Report
For the Period Ending: March 31, 2020
(the "Reporting Period")

As of 03/31/2020 the number of shares outstanding of our Common Stock was:

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


Indicate by check mark whether a Change in Control1 of the company has occurred over this reporting period:

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

The company was incorporated in the State of Nevada on July 24, 2007 and is currently active with the State.

Has the issuer or any of its predecessors been in bankruptcy, receivership, or any similar proceeding in the past five years?

Yes: ?		No: ?

If this issuer or any of its predecessors have been the subject of such proceedings, please provide additional details in the space below:

N/A

2)	Security Information

Trading symbol: 				UNSS
Exact title and class of securities outstanding: 	Common
CUSIP: 					913836102
Par or stated value: 				$.0001

Total shares authorized:	 		2,500,000,000
	as of date: 03/31/20
Total shares outstanding: 			600,549,974
	as of date: 03/31/20
Number of shares in the Public Float2: 		52,579,974
	as of date: 03/31/20
Total number of shareholders of record:		60
	as of date: 03/31/20

All additional class(es) of publicly traded securities (if any):

Trading symbol: 				N/A
Exact title and class of securities outstanding:
CUSIP:
Par or stated value:
Total shares authorized:	 		as of date:
Total shares outstanding: 			as of date:

Transfer Agent

Name: 	     V Stock Transfer, LLC
Phone:       212-828-8436
Email:        info@vstocktransfer.com

Is the Transfer Agent registered under the Exchange
Act?3  Yes: ?	No: ?

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

Shares Outstanding as of Second Most Recent Fiscal Year End:
                                          Opening Balance
Date 12/31/19

  Common:                    600,549,974

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












Shares Outstanding on Date of This Report:
Ending Balance Ending Balance:
Date 03/31/20
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

Date of Note Issuance
Outstanding Balance ($)
Principal Amount at Issuance ($)
Interest Accrued ($)
Maturity Date
Conversion Terms (e.g. pricing mechanism for determining
conversion of instrument to shares)
Name of Noteholder (entities must have individual with
voting / investment control disclosed).
Reason for Issuance (e.g. Loan, Services, etc.)
12/03/2016
$20,000
$25,000
N/A
Stated in note relative to the dismissal of court case in Nevada - A-16-74115-C
"At any time before the Maturity Date, Maker shall have the right but not the obligation, to cause the Holder to convert this Note into Common Stock of the Maker or any security convertible into Common Stock of the Maker
(the "Conversion Shares"), based on a conversion price equal to the lesser (1) the average price at which the Maker sells its Common Stock during the sixty (60) days prior to the conversion or (ii) the par value of the Maker's Common Stock (the "Conversion Price")
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

The 2020 Quarterly Financial Statements are included in this disclosure.

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
The goal of this section is to provide an investor with a clear understanding of the identity of all the persons or entities that are involved in managing, controlling or advising the operations, business development and disclosure of the issuer, as well as the identity of any significant or b eneficial shareholders.

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

       None

3.	A finding or judgment by a court of competent
jurisdiction (in a civil action), the Securities and Exchange Commission, the Commodity Futures Trading
Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

None

4.	The entry of an order by a self-regulatory
organization that permanently or temporarily barred, suspended, or otherwise limited such person's involvement in any type of business or securities activities.

       None

B. Describe briefly any material pending legal proceedings, other than ordinary routine litigation incidental to the business, to which the issuer or any of its subsidiaries is a party or of which any of their property is the subject. Include the name of the court or agency in which the proceedings are pending, the date instituted, the principal parties thereto, a description of the factual basis alleged to underlie the proceeding and the relief sought. Include similar information as to any such known to be contemplated by governmental authorities.

    None


9) 	Third Party Providers

Please provide the name, address, telephone number and email address of each of the following outside providers:

Securities Counsel

Name: 			Andrew Coldicutt
Firm: 			The Law Offices of Andrew Coldicutt
Address 1: 		1220 Rosecrans Street, PMB 258
Address 2: 		San Diego, CA 92106
Phone: 			619-228-4970
Email: 			Andrew@ColdicuttLaw.com







Accountant or Auditor

Name: 			J. Anthony Barr, CPA, Esq.
Firm:			Barr Law and CPA Firm
Address 1:		11811 North Freeway, Suite 500
Address 2: 		Houston, Texas 77060
Phone: 			713-836-9601
Email: 			lawandcpa@outlook.com

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

The certifications shall follow the format below:

I, Paul D. Landrew certify that:

1. I have reviewed this Annual Disclosure Statement of Universal Solar Technology, Inc.;

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circum-stances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, and for, the periods presented in this disclosure statement.

09/16/20
/s/Paul D. Landrew [CEO's Signature]
(Digital Signatures should appear as "/s/ [OFFICER NAME]")

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

09/16/20
/s/Paul D. Landrew [CFO's Signature]
(Digital Signatures should appear as "/s/ [OFFICER NAME]")













Universal Solar Technology, Inc.

Balance Sheet (unaudited)

for the quarter ending March 31, 2020

Assets
Quarter ending March 31, 2020


$

Current assets


    Cash
86

    Accounts Receivables
0

Total Current Assets
86




Fixed assets
27,871

Accumulated Depreciation
(18,116)

Total assets
9,841




Current Liabilities


Accrued Lease Liability
18,340

Long Term Liability


  Loan Payable
19,050

Total Liabilities
37,390




Stockholder's Equity


Common Stock ($0.0001 Par Value) authorized 2,500,000,000
shares; issued and outstanding - 547,970,000 restricted,
52,579,974 non-restricted and 600,549,974 shares
3,081

Additional Paid-In Capital
81,279

Retained Earnings
(579,278)

Opening Balance Equity
(155,500)

Owner's Contributions
626,562

Owner's Equity
(2,260)

Net Income
(1,434)

Total Equity
(27,549)

Total Liabilities and Stockholders' Equity
9,841






Universal Solar Technology, Inc.
Statement of Operations (unaudited)
quarter ending March 31, 2020

Quarter ending March 31, 2020

$


Revenues

  Total Revenue

  Cost of Goods Sold

Gross Profit



Operating Expenses

   Advertising & Marketing

   Charitable Contributions

   Contractors

   Dues & subscriptions

   Legal & Professional Services

   Office Supplies & Software
40
   Other Business Expenses

   Rent & Lease

   Taxes & Licenses

   Travel

Depreciation Expense
1,394
Total Expenses
              1,434
Net Operating Loss
            (1,434)
Net loss
            (1,434)














Universal Solar Technology, Inc
Statement of Cash Flows (unaudited)
quarter ended March 31, 2020

Quarter ended March 31, 2020

$
Operating Activities

Net loss
(1,434)
Depreciation
1,394
  Adjustments to Net Income:

    Changes in Accounts Receivables

Changes in Payables

Total Adjustments to reconcile Net Income to Net Cash provided by operations:

Total Cash Flow from Operating Activities
(40)


Investing Activies



Financing Activities

Additional Paid-In Capital (Common Stock)

Common Stock ($0.0001 Par Value)

Opening Balance Equity

Owner's Contributions

Retained Earnings

Net cash provided by financing activities
-
Net cash increase for period
(40)
Cash at beginning of period
126
Cash at end of period
86
The accompanying notes are an integral part of these unaudited financial statements.

Notes to Universal Solar Technology, Inc. Financial Statements Unaudited for Period Ending March 31, 2020.



Table of Contents
NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS	15
Overview	15
NOTE 2.   GOING CONCERN UNCERTAINTY	15
NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	15
Basis of Presentation	15
Basis of Measurement	16
Estimates and Assumptions	16
Other Business Expenses	16
Lease Expense & Accrued Lease Liability	16
NOTE 4.  FIXED ASSETS	16
NOTE 5.  LONG-TERM DEBT	17
NOTE 6.  COMMITMENTS AND CONTINGENCIES	17
Legal Matters	17
NOTE 7.  STOCKHOLDERS' EQUITY	17
Common Stock	17
NOTE 8.  VARIABE INTEREST ENTITY	18
NOTE 9.  EQUITY-BASED COMPENSATION	18
Restricted Stock	18
NOTE 10.  RELATED PARTY TRANSACTIONS	18
NOTE 11.   SUBSEQUENT EVENTS	18










Notes to Universal Solar Technology, Inc.
Financial Statements Unaudited for
Period Ending March 31, 2020.

NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

Overview

      Universal Solar Technology, Inc. (the "Company") was incorporated under the laws of the State of Nevada on July 24, 2007. The Company's common shares trade on the OTC Exchange Market under the trading symbol
UNSS. The Company's principal and registered office is located at 19547 Bold River Road, Tomball, Texas
77375. Our telephone number is (832)229-7046 and our web address is www.universalsolartechnology.com. The information provided on our website is not part of this Annual Report on the OTC Disclosure Statement and is therefore not incorporated by reference in this Annual
Report on the OTC Disclosure Statement.

      The Company's business focus has moved in the direction of a fintech renewable energy platform development as well as the planned installation o f a closed loop waste to energy technology with a global consequential impact.


NOTE 2.   GOING CONCERN UNCERTAINTY

      Our unaudited 2020 first quarter financial statements have been prepared as a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operations for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

      Our lack of revenue, recurring losses, negative cash flows from operating activities, stockholders' deficit, need for additional financing and the uncertainties surrounding our ability to obtain such financing raise substantial doubt about our ability to continue as a going concern. The Company's anticipated merger with Entrex will position the Company to generate revenue from a more diverse strategic investment approach. Likewise we are in the final stages of negotiations for a partnership with a waste to energy company which will position us for revenue generation within the next 12 months.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Basis of Presentation

      The Company's unaudited 2020 first quarter financial statements were approved by the Board of Directors on September 14, 2020 and have been prepared in accordance and conformity with generally accepted accounting principles as issued by the Financial
Accounting Standards Board (FASB) using the accounting policies described herein.

Notes to Universal Solar Technology, Inc.
Financial Statements Unaudited for
Period Ending March 31, 2020.

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

Lease Expense & Accrued Lease Liability

      On January 1, 2019, we adopted Accounting
Standards Update ("ASU") No. 2016-02, Leases, as amended by ASU 2018-10, Codification Improvements to Topic 842, ASU 2018-11, Targeted Improvements, and 2019-01, Codification Improvements. These
ASUs required the recognition of lease assets and lease liabilities for virtually all leases and required disclosure of key information about leasing arrangements. We elected to adopt these new standards prospectively.

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

NOTE 4.  FIXED ASSETS
      Fixed Assets comprised of furniture,
desktop computers, fax machines, phone and security systems as of March 31. Fixed Assets are depreciated using the straight-line method over five (5) years.
Notes to Universal Solar Technology, Inc.
Financial Statements Unaudited for
Period Ending March 31, 2020.


NOTE 5.  LONG-TERM DEBT

   Long-term debt consisted of the following as of March 31:




Loan Payable
(unaudited)


        $
(a)  Loan Payable

   19,050
(b)  Interest rate

       0
(c) Years in repayment


Lump sum

(a) The Company currently has a loan payable in the amount of $19,050.
(b) The interest rate on the loan is 0 percent.
(c) The original loan amount was $25,000. These funds were used in securing the receivables.
The balance reflected as of December 31, 2018 was $19,050. The lender, Darrell A. Calloway, serves as President of the Company; this related Party Transaction is also discussed in Note 11. Mr. Calloway has agreed to defer monthly payments on the loan. The loan is due in full by December 31, 2022.

NOTE 6.  COMMITMENTS AND CONTINGENCIES

Legal Matters

			The Company confirms
that are no legal matters or litigation pending.

NOTE 7.  STOCKHOLDERS' EQUITY

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

NOTE 8.  VARIABE INTEREST ENTITY

      A VIE is defined as an entity in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties.
The Company confirms that there are no VIE interests.

NOTE 9.  EQUITY-BASED COMPENSATION

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

NOTE 10.  RELATED PARTY TRANSACTIONS

      As of December 31, 2018, Company has
received loans from Paul D. Landrew, Chairman and Chief Executive Officer and Darrell A.
Calloway, President. Paul D. Landrew loaned the Company of $626,562 which was converted to "Owner's Equity". Presently, the Company, has a loan payable to Darrell A. Calloway in the amount of $19,050 as described in Note 6.

NOTE 11.   SUBSEQUENT EVENTS

		The Company confirms that w
ere no subsequent events to report.

1 "Change in Control" shall mean any events resulting in:

(i) Any "person" (as such term is used in Sections
13(d) and 14(d) of the Exchange Act) becoming the "beneficial owner" (as defined in Rule 13d-3 of the Exchange Act), directly or indirectly, of securities of the Company representing fifty percent (50%) or more of the total voting p ower represented by the Company's then outstanding voting securities;

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

2 "Public Float" shall mean the total number of unrestricted shares not held directly or indirectly by an officer, director, any person who is the beneficial owner of more than 10 percent of the total shares outstanding (a "control person"), or any affiliates thereof, or any immediate family members of officers, directors and control persons.

3 To be included in the Pink Current Information tier, the transfer agent must be registered under the Exchange Act.

4 The financial statements requested pursuant to this item must be prepared in accordance with US
GAAP or IFRS by persons with sufficient financial skills.