Form 10-Q
period 2020-06-30
UNIVERSAL SOLAR TECHNOLOGY, INC.
filed 2020-12-31
CIK 1434389

Disclosure
Statement
Pursuant to the
Pink Basic
Disclosure
Guidelines
Universal Solar
Technology, Inc.
11811 North Freeway, Suite
500
Houston, Texas 77060
_______________________
_________
1- 832-229-7046
www.universalsolartechnolog
y,com
paul.landrew@universalsolar
technology.com
SIC: 3433

Quarterly Report
For the Period Ending:
June 30, 2020
(the "Reporting Period")

As of 06/30/2020 the number of shares
outstanding of our Common Stock was:

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

Has the issuer or any of its predecessors been in bankruptcy, receivership, or any similar proceeding in the past five years?

Yes: ?		No: ?

If this issuer or any of its predecessors have been the subject of such proceedings, please provide additional details in the space below:

N/A

2)	Security Information

Trading symbol:
	UNSS
Exact title and class of securities
outstanding: 	Common
CUSIP:
	913836102
Par or stated value:
	$.0001

Total shares authorized:
	2,500,000,000	as of date:
06/30/20
Total shares outstanding:
	600,549,974	as of date:
06/30/20
Number of shares in the Public Float :
	52,579,974	as of date:
06/30/20
Total number of shareholders of record:
	60		as of date:
06/30/20

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

Restricted
Section
4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Darrell A.
Calloway
Officer
Restricted
Section
4(a)(2)
04/25/2018
Cancellation
200000000
Common
N/A
No
Paul D Landrew
Officer
Restricted
Section
4(a)(2)
04/27/2018
Issuance
5000000
Common
N/A
No
Marilyn R
Haynes
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Caleb J
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Corbin J
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Kimberly R
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
50000000
Common
N/A
No
Paul D;
Landrew
Officer
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
LaTeisha J
Landrew
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
25000000
Common
N/A
No
Johnny Smith
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
Wayne Nobles
Gift
Restricted
Section
4(a)(2)
04/27/2018
Issuance
10000000
Common
N/A
No
St Stephen
Baptist Church
- Ernest Schell
Control Person
Gift
Restricted
Section
4(a)(2)
05/22/2018
Issuance
160000000
Common
N/A
No
Darrell A
Calloway
Officer
Restricted
Section
4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
John Stokes
Gift
Restricted
Section
4(a)(2)
05/22/2018
Issuance
20000000
Common
N/A
No
Austin A Smith
Gift
Restricted
Section
4(a)(2)
08/03/2018
Cancellation
30000000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section
4(a)(2)
08/03/2018
Issuance
28800000
Common
N/A
No
Tracy Wilkerson
Officer
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Skyler
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Traci S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Trenton S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F
Tristyn S
Wilkerson
Gift
Restricted
Section
4(a)(2)
08/03/2018
Issuance
200000
Common
N/A
No
Tanesia C / C/F
Tia S Wilkerson
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
2000000
Common
N/A
No
Tamiko L Brock
Employee
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Freddie
Hackney III
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Tyrone Hackney
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
85000
Common
N/A
No
Nicholas
Jefferson
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
160000
Common
N/A
No
Ricky Plair
Gift
Restricted
Section
4(a)(2)
08/10/2018
Issuance
5450000
Common
N/A
No
Stock Vest - Art
Brent Control
Person
Services -
Public Relations
Restricted
Section
4(a)(2)












Shares Outstanding on Date of This Report:
                                          Ending Balance
Ending Balance:
Date 06/30/20
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

C.	Balance sheet.
D.	Statement of income.
E.	Statement of cash flows.
F.	Statement of Changes in
Shareholders' Equity
G.	Financial notes; and
H.	Audit letter, if audited

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



The 2020 Second Quarter Financial Statements are included in this disclosure.

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

Office Space at 11811 North Freeway, Suite
500, Houston, Texas 77060. Six-month term with option if needed.

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
competent jurisdiction (in a civil action), the Securities and Exchange
Commission, the Commodity Futures Trading
Commission, or a state securities regulator of a violation of federal or state securities or commodities law, which finding or judgment has not been reversed, suspended, or vacated; or

None

4.	The entry of an order by a self-regulatory o
rganization that permanently or temporarily barred, suspended, or otherwise limited such person's involvement in any type of business or securities activities.

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

09/16/20
/s/Paul D. Landrew [CEO's Signature]
(Digital Signatures should appear as "/s/ [OFFICER NAME]")

Principal Financial Officer:

I, Paul D. Landrew certify that:

1. I have reviewed this Annual Disclosure
Statement of Universal Solar Technology, Inc.

2. Based on my knowledge, this disclosure statement does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this disclosure statement; and

3. Based on my knowledge, the financial statements, and other financial information included or incorporated by reference in this disclosure statement, fairly present in all material respects the financial condition, results of operations and cash flows of the issuer as of, a nd for, the periods presented in this disclosure statement.

09/16/20
/s/Paul D. Landrew [CFO's Signature]
(Digital Signatures should appear as "/s/
[OFFICER NAME]")





Universal Solar Technology, Inc.
Balance Sheet (unaudited)
Quarter Ending June 30, 2020
Assets
Quarter ended
June 30, 2020

$


   Current assets

    Cash
86
       Total Current Assets

86


       Fixed assets
27,871
       Accumulated Depreciation
(19,510)
 Total assets

8,447


       Current Liabilities

             Accrued Lease Liability
18,340
 Long Term Liability

   Loan Payable

19,050
 Total Liabilities

37,390


 Stockholder's Equity

 Common Stock ($0.0001 Par Value) authorized
2,500,000,000 shares; issued and outstanding -
547,970,000 restricted, 52,579,974 non-restricted
and 600,549,974 shares
3,081
       Additional Paid-In Capital
81,279
       Retained Earnings
(579,278)
       Opening Balance Equity
(155,500)
       Owner's Contributions
626,562
       Owner's Equity
(2,260)
       Net Income
(2,827)
 Total Equity

(28,943)
 Total Liabilities and Stockholders' Equity

8,447


The accompanying notes are an integral part of these unaudited financial statements.




Universal Solar Technology, Inc.
Statement of Operations (unaudited)
Quarter Ending June 30, 2020

Quarter
ended June
30, 2020

$


Revenues

-
  Total Revenue

  Cost of Goods Sold

Gross Profit



Operating Expenses

   Advertising & Marketing

   Charitable Contributions

   Contractors

   Dues & subscriptions

   Legal & Professional Services

   Office Supplies & Software

   Other Business Expenses
40
   Rent & Lease

   Taxes & Licenses

   Travel

Depreciation Expense
2,787
Total Expenses

2,827
Net Operating Loss

(2,827)
Net loss

(2,827)


The accompanying notes are an integral part of these unaudited financial statements.








Universal Solar Technology, Inc
Statements of Cash Flows (unaudited)
Quarter Ending June 30, 2020

quarter
ended
June 30,
2020

$
Operating Activities

   Net loss
(2,827)
      Depreciation
2,787
     Adjustments to Net Income:

    Changes in Accounts Receivables

      Changes in Payables

   Total Adjustments to reconcile Net Income to Net
Cash provided by operations:

Total Cash Flow from Operating Activities

(40)


Investing Activities



Financing Activities

   Additional Paid-In Capital (Common Stock)

   Common Stock ($0.0001 Par Value)

   Opening Balance Equity

   Owner's Contributions

   Retained Earnings

Net cash provided by financing activities

Net cash increase for period

Cash at beginning of period

126
Cash at end of period

86


The accompanying notes are an integral part of these unaudited financial statements.







Notes to Universal Solar Technology, Inc. Financial
Statements (unaudited) for
Period Ending June 30, 2020.


Table of Contents
NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS	15
Overview	15
NOTE 2.   GOING CONCERN UNCERTAINTY	15
NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES	15
Basis of Presentation	15
Basis of Measurement	15
Estimates and Assumptions	16
Other Business Expenses	16
Lease Expense & Accrued Lease Liability	16
NOTE 4.  FIXED ASSETS	16
NOTE 5.  LONG-TERM DEBT	16
NOTE 6.  COMMITMENTS AND CONTINGENCIES	17
Legal Matters	17
NOTE 7.  STOCKHOLDERS' EQUITY	17
Common Stock	17
NOTE 8.  VARIABE INTEREST ENTITY	17
NOTE 9.  EQUITY-BASED COMPENSATION	18
Restricted Stock	18
NOTE 10.  RELATED PARTY TRANSACTIONS	18
NOTE 11.   SUBSEQUENT EVENTS	18






?
NOTE 1.  ORGANIZATION AND NATURE OF BUSINESS

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


NOTE 2.   GOING CONCERN UNCERTAINTY

      Our unaudited 2020 second quarter financial statements have been prepared as a going concern basis in accordance with generally accepted accounting principles in the United States. The going concern basis assumes that we will continue in operations for the next 12 months and will be able to realize our assets and discharge our liabilities and commitments in the normal course of business.

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

NOTE 3.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

	Basis of Presentation

      The Company's unaudited second quarter
financial statements were approved by the Board of Directors on September 14, 2020 and have been prepared in accordance and conformity with generally accepted accounting principles as issued by the F inancial Accounting Standards Board (FASB) using the accounting policies described herein.

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

Lease Expense & Accrued Lease Liability

      On January 1, 2019, we adopted Accounting
Standards Update ("ASU") No. 2016-02, Leases, as amended by ASU 2018-10, Codification Improvements to Topic 842, ASU 2018-11, Targeted
Improvements, and 2019-01, Codification Improvements
.. These ASUs required the recognition of lease assets and lease liabilities for virtually all leases and required disclosure of key information about
leasing arrangements. We elected to adopt these new standards prospectively.

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

NOTE 4.  FIXED ASSETS
      Fixed Assets comprised of furniture,
desktop computers, fax machines, phone and security systems as of June 30. Fixed Assets are depreciated using the straight-line method over five (5) years.

NOTE 5.  LONG-TERM DEBT

   Long-term debt consisted of the following as of June 30:




Loan Payable
(unaudited)


        $
(a)	 Loan Payable

   19,050
(b)	 Interest rate

       0
(c)	Years in repayment


Lump sum

(a)	The Company currently has a loan
 payable in the amount of $19,050.
(b)	The interest rate on the loan is
0 percent.
(c)	The original loan amount was $25,000.
These funds were used in securing the receivables.
  The
balance reflected as of June 30, 2020 was $19,050. The lender, Darrell A. Calloway, serves as
President of the Company; this related
Party Transaction is also discussed in
Note 10.  Mr. Calloway
has agreed to defer monthly payments on
the loan.  The loan is due in full by
December 31, 2022.

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



Loss Per
Common
Share
(unaudited)
Loss Per
Common
Share
(unaudited)


2019
2018
(d)    Loss Per Common Share
Weighted average common
shares outstanding (basic)
(0.0001)

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

NOTE 10.  RELATED PARTY TRANSACTIONS

      As of December 31, 2018, Company has
received loans from Paul D. Landrew, Chairman
 and
Chief Executive Officer and Darrell A. Calloway,
 President. Paul D. Landrew loaned the Company of
$626,562 which was converted to "Owner's Equity"
.. Presently, the Company, has a loan payable to Darrell A. Calloway in the amount of $19,050 as described in Note 6.

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